Form 10-K405
period 1995-04-01
KENT ELECTRONICS CORP
filed 1995-06-13
CIK 793024

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________

                                   FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended April 1, 1995
                                       or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________.

                         Commission file number 0-14643

                          KENT ELECTRONICS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 Texas                                  74-1763541
      (State or other jurisdiction                   (I.R.S. employer
    of incorporation or organization)               identification no.)

            7433 Harwin Drive                           77036-2015
             Houston, Texas                             (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (713) 780-7770
          Securities registered pursuant to Section 12(b) of the Act:

      Common Stock, without par value            New York Stock Exchange, Inc.
           (Title of each class)                   (Name of each exchange on
                                                       which registered)

       Securities registered pursuant to Section 12(g) of the Act:  None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 9, 1995 was approximately $280,564,096.

         As of May 9, 1995 there were outstanding 9,804,743 shares of Common Stock, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement for the 1995 Annual Meeting of Shareholders of the Registrant (Sections entitled "Common Stock Outstanding and Principal Holders Thereof," "Proposal No. 1 - Election of Directors" and "Executive Officers") is incorporated by reference in Part III of this Report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Kent Electronics Corporation (the "Company") is a leading national specialty distributor of electronic products and a manufacturer of custom-made electronic assemblies. The Company, through its Kent Components Distribution division ("Components"), distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic equipment. The Company, through its wholly owned subsidiary K*TEC Electronics Corporation ("K*TEC"), also manufactures custom-made electronic interconnect assemblies, battery power packs and other sub-assemblies that are built to customers' specifications. Through Kent Datacomm ("Datacomm"), the Company offers a broad range of premise wiring products directly to commercial end-users and professionals who install and service voice and data communications networks, including local area networks (LANs).

         The Company's customers are primarily industrial users and original equipment manufacturers, or "OEMs," served by the Company's 21 sales offices and distribution facilities in Texas, California, Minnesota and 14 other states, and by its manufacturing facilities in Houston and Dallas, Texas and the San Jose, California area. In 1987, the Company made its first substantial expansion out of Texas by entering the southern California market through the acquisition of Electro-Sonic Components ("Electro- Sonic"). In 1990, the Company's West Coast operations were further expanded with the purchase of Pyramid Electronics Supply, Inc. ("Pyramid"), thereby adding a manufacturing facility in the San Jose area and distribution facilities in California and Washington. In January 1992, the Company acquired Shelley-Ragon, Inc. ("Shelley-Ragon"), a privately-held specialty distributor of connectors, capacitors, resistors and electromechanical components based in St. Paul, Minnesota. The Company's OEM customers serve many industries, including the computer and data processing, telecommunications, medical instrumentation, aerospace systems and energy industries.

         The Company has chosen not to participate in the semiconductor products and computer hardware segments of the electronics distribution industry. The market for the Company's products has historically remained more stable than that for semiconductors and computer hardware and has not been affected to the same degree by technological changes or price fluctuations. A majority of the products distributed by the Company are readily adaptable to various end-users in a wide range of industries.

         The Company has concentrated its efforts on certain market niches and has not attempted to be a broad-line distributor. Moreover, it has followed a strategy of distributing the products of a relatively small group of leading suppliers. The Company believes that these factors provide its marketing personnel with the advantage of greater familiarity with the products they sell.

         Unless the context indicates otherwise, all references to the "Company" include Kent Electronics Corporation and all of its subsidiaries.

DISTRIBUTION

         GENERAL. The principal focus of the Company's distribution business, conducted through its Components division, is to provide its industrial and OEM customers with rapid and reliable deliveries of specialty wiring and connector products and other electronic components and assembled parts as well as a wide variety of materials management services. The Company utilizes a computerized system of inventory control to assist in the marketing of its products and coordinate purchases from suppliers with sales to customers. The Company's computer system provides detailed on-line information regarding the availability of the Company's entire stock of inventory located at its stocking facilities and also on-line access to the inventories of most of the Company's major suppliers. Through the Company's integrated real-time information system, customers' orders can readily be tracked through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. The Company is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. The "just-in-time" method is utilized in an effort to operate more efficiently and profitably by relying on scheduled deliveries of such components at the time they are needed in the production process and thereby reducing inventories of components.

         The principal products the Company distributes consist of connectors, receptacles and sockets, which collectively accounted for approximately 19%, 20% and 20% of the Company's total sales in its fiscal years ended in 1995, 1994 and 1993, respectively, and other electronic connecting components, such as cable and wiring products, which accounted for approximately 8%, 8% and 9% of the Company's total sales in such years. In addition, the Company distributes capacitors, resistors and electromechanical parts.

         As is customary in the electronic distribution industry, the Company has no long-term contracts with its suppliers, and instead operates under short-term contracts. In the Company's past experience, such contracts have typically been renewed from year to year. In the year ended April 1, 1995, the Company's purchases from AMP represented approximately 24% of its total purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of such supplier could have an adverse impact on the Company's operations.

         AFTERMARKET OPERATIONS. Datacomm serves the voice and data communications after-market. Through a focused sales effort, Datacomm offers a broad range of premise wiring products to commercial end-users and professionals who install or service voice and data communications networks. Through such a marketing approach, the Company believes it is able to participate directly in the large and rapidly growing market for connection devices, reflecting the increasing use of microcomputers in LANs and the continued growth in networking and cabling needs of minicomputer and mainframe users. Datacomm can provide customers with immediate off-the-shelf delivery of voice and data communications wiring products. The Company, through Datacomm, is an authorized distributor of AMP, AT&T, Belden, Cabletron and other LAN systems. Datacomm serves numerous industries, including those in the manufacturing, airline, government, food, medical, media, financial and aerospace areas.

MANUFACTURING

         K*TEC manufactures a wide variety of wiring harnesses, cable assemblies, other subassemblies and custom battery power packs, all of which are built to the specifications of individual customers. The Company has developed innovative material requirements planning (MRP) relationships with a select group of OEMs in the data processing, telecommunications, medical instrumentation and energy industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. K*TEC support teams work closely with K*TEC's customers through all stages of product planning and production to apply the latest design and production technology. K*TEC's computer systems have a computer aided design capability that allows its engineers to be on-line with an OEMs engineer when developing and changing product designs.

         K*TEC's quality control standards provide another means of serving the needs of the Company's just-in-time customers, since an important aspect of the just-in-time method is that OEMs rely on suppliers to assure quality control for subassemblies rather than providing such quality control themselves. The Company believes that K*TEC's adherence to strict quality control standards and investment in state-of-the-art production facilities and equipment have attracted and retained important customers who have established extremely rigid product quality standards.

         Substantially all of the Company's manufacturing business is contract manufacturing. The contract manufacturing business is generally characterized by close working relationships with a relatively small number of customers. Sales of K*TEC's products represented approximately 38%, 34%, and 33% of the Company's total sales for the fiscal years ended in 1995, 1994 and 1993, respectively. The Company believes that its profit margins from sales of manufactured products is generally greater than its profit margin on sales of distributed products.

ACQUISITIONS

         ACQUISITION OF SHELLEY-RAGON. In January 1992, the Company acquired Shelley-Ragon, a privately-held specialty distributor of connectors, capacitors, resistors and electromechanical components based in St. Paul, Minnesota, by merging Shelley-Ragon into the Company. Shelley-Ragon had sales of approximately $46 million in its fiscal year ended November 2, 1991. Prior to the acquisition by the Company, the Company assisted Shelley-Ragon in achieving improved operating profit. The operations of Shelley- Ragon have been fully integrated into the Company's operations.

MARKETING

         The Company's sales representatives undergo continuous training and attend classes in order to enhance both their technical expertise and sales techniques. Sales associates are compensated primarily on a commission basis. The Company uses direct mailings of brochures and catalogs as well as advertising in trade journals in the marketing of its products.

         The Company's strategy has been to concentrate its efforts in certain market niches in which it only distributes the products of a relatively small number of leading suppliers. In addition, because sales personnel specialize within related product groupings, they are able to develop a high degree of technical expertise.

COMPETITION

         The Company faces substantial competition from a large number of distributors, suppliers and manufacturers, some of which are larger, have greater financial resources, broader name recognition, and may, in some instances, have lower manufacturing costs than the Company.

         The Company's manufacturing operations encounter competition from both domestically manufactured products and products manufactured outside the United States. Such foreign-manufactured products are often sold at prices below the Company's prices for comparable products. The Company's products are not protected from competition by virtue of any proprietary rights such as trade secrets or patents. The Company competes by providing its customers with reliable, rapid delivery of products that are priced at competitive levels and meet strict quality control standards.

BACKLOG

         Based upon the Company's internal backlog tracking system, and including verbal orders from customers as well as written purchase orders, the Company believes its backlog was approximately $39 million and $29 million at April 1, 1995 and April 2, 1994, respectively. Backlog consists of orders the Company believes to be firm, a substantial portion of which are scheduled for shipment within three months. Customers are generally permitted to modify, reschedule or cancel their orders without penalty. Although historically the Company's backlog figures have provided an indication of sales in the short term, due to the nature of the Company's business, backlog may not be a reliable indicator of future sales.

EMPLOYEES

         At April 1, 1995, the Company employed 957 persons, all on a full time basis. The Company's employees are not subject to any collective bargaining agreement. In addition to its employees, the Company uses other workers on a contract basis, as its needs require.

TRADEMARKS

         The Company has registered a number of trademarks and service marks relating to the operation of its business. These have been of value to the Company in the past and are expected to be of value in the future. The loss of a single trademark or service mark other than "KE Kent Electronics" or "K*TEC Electronics," in the opinion of management, would not have a material adverse effect on the conduct of its business.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in a 66,000 square foot office facility in Houston, Texas, of which approximately 56,000 square feet are presently used by the Company. The Company also owns a 2.7 acre tract of vacant land adjacent to the office facility. In nearby office, sales, stocking and manufacturing facilities, the Company uses approximately 15,000 square feet of space for office purposes and approximately 156,000 square feet for warehousing and manufacturing operations. The Company owns a 10.8 acre tract of land adjoining these Houston facilities. The distribution and manufacturing facilities in Dallas, Texas are located in approximately 34,000 square feet of space and are subject to a lease expiring in May 1999. The Company has a lease expiring in April 1998 in the San Jose, California area covering approximately 40,000 square feet for manufacturing facilities. The Company's San Jose, California distribution facility contains approximately 13,000 square feet with a lease expiring in February 2000. The Company's St. Paul, Minnesota distribution facilities comprise approximately 22,000 square feet subject to a lease expiring in October 1997. At the end of fiscal 1995, the Company's other facilities, located in Austin, Texas; Fountain Valley, California; Seattle, Washington; Wallingford, Connecticut; Baltimore, Maryland; Rome, New York; Orlando, Florida; San Diego, California; Phoenix, Arizona; Denver, Colorado; Kansas City, Kansas; Cedar Rapids, Iowa; Huntsville, Alabama; Chicago, Illinois; Boston, Massachusetts; Portland, Oregon; and Pine Brook, New Jersey occupied an aggregate of approximately 87,000 square feet subject to leases expiring at various times through 1999. Most of the leases are subject to renewal at the option of the Company for a term at least equal to the initial term, but at a newly determined rental rate.

         In March 1995, the Company purchased a 66 acre parcel of land and acquired a four-year option to purchase an adjacent 30 acres in Sugar Land, Texas. A 250,000 square foot manufacturing, warehouse and administrative facility is currently under construction at this site. The Company's facilities are adequate for its current operations. As the Company's operations expand, the Company expects to continue to expand its facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is engaged in litigation occurring in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK PRICE RANGE

         The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol KNT. The following table presents the high and low closing prices for the Company's Common Stock for each fiscal quarter of the Company's fiscal years ended 1994 and 1995 and for a portion of the Company's current quarter, as reported by the New York Stock Exchange.

                                                                                  HIGH                  LOW
                                                                                 ------               -------
 FISCAL YEAR ENDED 1994
 First Quarter . . . . . . . . . . . . . . . . . . . . . . . . .                 $18.17                $13.92
 Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . .                  17.25                 13.67
 Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . .                  19.09                 17.17
 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . .                  21.17                 17.83

 FISCAL YEAR ENDED 1995
 First Quarter . . . . . . . . . . . . . . . . . . . . . . . . .                 $21.33                $17.83
 Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . .                  24.33                 20.33
 Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . .                  26.67                 22.83
 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . .                  30.75                 25.84

 FISCAL YEAR ENDED 1996
 First Quarter (through May 9) . . . . . . . . . . . . . . . . .                 $30.38                $28.13

         On May 9, 1995, there were approximately 1,057 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         Historically, the Company has reinvested earnings available to Common Stock in its business and, accordingly, has not paid any dividends on its Common Stock. On March 1, 1995, the Company's Common Stock was split three-for-two to shareholders of record on February 15, 1995, and was effected as a 50% stock dividend. Although the Company intends to continue to invest future earnings in its business, it may determine at some future date that payment of cash dividends on Common Stock would be desirable. The payment of any such dividends would depend, among other things, upon the earnings and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected consolidated financial data of the Company and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere herein.

                                                               Fiscal Year Ended
                                       -----------------------------------------------------------------
                                       April 1,      April 2,      April 3,      March 28,     March 30,
                                         1995          1994          1993           1992          1991
                                       ---------     ---------    ---------      ---------     ---------
                                        (Dollars in thousands, except per share and percentage amounts)
Operating Statement Data:
  Net sales . . . . . . . . . . .      $ 253,484     $ 192,887     $ 154,677     $  94,695     $   71,013
  Gross profit  . . . . . . . . .         64,877        50,648        42,270        26,489         20,493
  Earnings before income taxes. .         22,075        15,379        12,162         9,166          6,026
  Income taxes  . . . . . . . . .          8,689         5,844         4,439         3,397          2,250
  Net earnings  . . . . . . . . .      $  13,386     $   9,535     $   7,723     $   5,769     $    3,776
  Net earnings as a percentage
   of net sales . . . . . . . . .            5.3%          5.0%          5.0%          6.1%           5.3%
  Earnings per share  . . . . . .      $    1.32     $     .96     $     .80     $     .69     $      .63
  Weighted average shares . . . .         10,138         9,881         9,675         8,420          6,002


                                       April 1       April 2,      April 3,      March 28,     March 30,
                                        1995           1994          1993           1992          1991
                                       -------       --------      --------      ---------     ---------
                                                                  (In thousands)
Balance Sheet Data:
  Total assets  . . . . . . . . .      $ 133,890     $ 114,507     $  98,390     $  84,581     $   35,868
  Long-term debt, less current
    maturities  . . . . . . . . .             --            --            --            --            733
  Stockholders' equity  . . . . .        108,800        92,519        81,695        71,592         28,106

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table presents, as a percentage of sales, certain selected consolidated financial data for each of the three years, as indicated.

                                                                         Fiscal Year Ended
                                                            ------------------------------------------
                                                            April 1,         April 2,         April 3,
                                                              1995             1994             1993
                                                            --------         --------         --------
  Manufacturing . . . . . . . . . . . . . . . . . . .         38.0%            34.4%            33.2%
  Distribution  . . . . . . . . . . . . . . . . . . .         62.0             65.6             66.8
                                                             -----            -----            -----
  Net sales . . . . . . . . . . . . . . . . . . . . .        100.0            100.0            100.0
  Cost of sales . . . . . . . . . . . . . . . . . . .         74.4             73.7             72.7
                                                             -----            -----            -----
  Gross profit  . . . . . . . . . . . . . . . . . . .         25.6             26.3             27.3
  Selling, general and administrative expenses  . . .         17.3             18.7             19.9
                                                             -----            -----            -----
  Operating profit  . . . . . . . . . . . . . . . . .          8.3              7.6              7.4
  Other income (expense)
        Interest expense  . . . . . . . . . . . . . .          --               --               --
        Other - net (principally interest and
        dividend  income) . . . . . . . . . . . . . .          0.4              0.4              0.5
                                                             -----            -----            -----
  Earnings before income taxes  . . . . . . . . . . .          8.7              8.0              7.9
  Income taxes  . . . . . . . . . . . . . . . . . . .          3.4              3.0              2.9
                                                             -----            -----            -----
  Net earnings  . . . . . . . . . . . . . . . . . . .          5.3%             5.0%             5.0%
                                                             =====            =====            =====


COMPARISON OF FISCAL YEAR 1995 WITH FISCAL YEAR 1994

         Net sales for the fiscal year ending April 1, 1995, increased $60,596,687, or 31.4%, compared to the prior year. The sales increase reflected internal growth, primarily from increased demand from existing customers and an expanded customer base.

         Gross profit increased $14,229,197, or 28.1%, when compared to the prior year. Gross profit as a percentage of sales decreased to 25.6% from 26.3% compared to the previous year. The decline in the gross profit percentage is primarily due to the highly competitive conditions in the electronics and personal computer industries, creating downward pressure on margins. The increase in gross profit was primarily due to increased sales, partially offset by a slight decline in the gross profit percentage.

         Selling, general and administrative expenses increased $7,904,923, or 22.0%, when compared to the preceding year. As a percentage of sales, expenses decreased to 17.3% from 18.7% when compared to the previous year. The decline reflects the Company's continued focus on cost containment to reduce expenses as a percentage of sales. The increase in expense was primarily due to the expenses necessary to support the growth of the Company's existing operations.

         Other-net consists principally of interest income generated by cash, cash equivalents and trading securities. The increase in interest income was due to the Company shifting a portion of available funds into a higher yielding taxable investment vehicle from a tax-exempt municipal money market fund and higher interest rates.

         The Company's effective tax rate increased due to an increase in operating income and taxable interest income. The increase in operating income, along with the increase in taxable interest income, subjected the Company to a higher graduated federal income tax rate.

         Net earnings increased $3,851,048, or 40.4%, when compared to the prior year. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume.


COMPARISON OF FISCAL YEAR 1994 WITH FISCAL YEAR 1993

         Net sales for the fiscal year ended April 2, 1994 increased $38,210,145, or 24.7%, when compared to the fiscal year ending April 3, 1993. The sales increase was attributable to increased demand from existing customers and an expanding customer base.

         Gross profit increased $8,377,901, or 19.8% compared to the preceding year. Gross profit as a percentage of sales decreased to 26.3% from 27.3% in the previous year. The decline in gross profit percentage was primarily due to the highly competitive condition in the electronics and personal computer industries, creating a downward pressure on margins. The increase in gross profit was primarily due to increased sales, partially offset by a slight decline in the gross profit percentage.

         Selling, general and administrative expenses increased $5,206,121, or 16.9%, compared to the prior fiscal year. However, as a percentage of sales, expenses declined to 18.7% from 19.9% the preceding year. The decline as a percentage of sales reflected the Company's continued focus on cost containment. The increase in expense was primarily due to the expenses necessary to support the growth in the Company's existing operations.

         Other-net consisted principally of interest income generated by cash, cash equivalents and short-term investments. The increase in interest and dividend income was primarily due to the Company shifting a greater portion of its available funds from a tax-exempt to a taxable investment vehicle which provided an increased yield. The increase in interest and dividend income was also due to an increase in funds available for investing.

         The Company's effective tax rate increased in fiscal year 1994 due to an increase in federal income tax rates and a decline in the amount of tax-free interest income. The decrease in tax-free interest income made a greater portion of the Company's income subject to income taxes.

         Net earnings increased $1,811,871, or 23.5%, when compared to the prior year. The additional profit from the increased sales was the primary factor in the improved profitability.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at April 1, 1995 was $66,318,424, an increase of $10,431,615 from April 2, 1994.

         Included in the Company's working capital at April 1, 1995 are investments of $23,227,892. The Company's investment strategy is low risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. The Company's primary investment vehicle is a managed fund consisting primarily of taxable, high quality corporate debt instruments and is compatible with the Company's stated investment strategy.

         The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable.

         The Company is currently expanding its manufacturing capacity by building a new facility on a recently purchased 66-acre parcel of land in Sugar Land, Texas. Facility construction and equipment will require working capital resources of approximately $13 million. Management believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements and those anticipated in the near future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Kent Electronics Corporation


         We have audited the consolidated balance sheets of Kent Electronics Corporation and Subsidiaries as of April 1, 1995 and April 2, 1994, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended April 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Electronics Corporation and Subsidiaries as of April 1, 1995 and April 2, 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended April 1, 1995, in conformity with generally accepted accounting principles.





                                             GRANT THORNTON LLP

Houston, Texas
May 8, 1995

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        APRIL 1, 1995 AND APRIL 2, 1994

                                  ASSETS                                             1995                 1994
                                                                                --------------       --------------
CURRENT ASSETS
        Cash and cash equivalents (including temporary investments
          of $6,395,425 in 1995 and $9,826,122 in 1994)   . . . . . . . .       $    4,434,457       $   11,382,179
        Trading securities, net   . . . . . . . . . . . . . . . . . . . .           16,832,467                  --
        Short-term investments, net   . . . . . . . . . . . . . . . . . .                  --            15,184,179
        Accounts receivable, net  . . . . . . . . . . . . . . . . . . . .           33,963,810           26,038,081
        Inventories
          Materials and purchased products  . . . . . . . . . . . . . . .           30,080,372           19,985,035
          Work in process   . . . . . . . . . . . . . . . . . . . . . . .            3,039,140            3,214,825
                                                                                --------------       --------------
                                                                                    33,119,512           23,199,860
        Prepaid expenses and other  . . . . . . . . . . . . . . . . . . .            2,778,348            2,070,197
                                                                                --------------       --------------
                 Total current assets . . . . . . . . . . . . . . . . . .           91,128,594           77,874,496

PROPERTY AND EQUIPMENT
        Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,089,838            2,558,983
        Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,697,207            6,558,289
        Equipment, furniture and fixtures   . . . . . . . . . . . . . . .           26,205,888           21,053,980
        Leasehold improvements  . . . . . . . . . . . . . . . . . . . . .            1,362,806            1,254,485
                                                                                --------------       --------------
                                                                                    41,355,739           31,425,737
                 Less accumulated depreciation and amortization . . . . .          (13,620,455)         (10,284,224)
                                                                                --------------       --------------
                                                                                    27,735,284           21,141,513

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .              838,000            1,270,000
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,022,244              689,339
COST IN EXCESS OF NET ASSETS ACQUIRED, less accumulated amortization of
        $1,629,122 in 1995 and $1,264,634 in 1994   . . . . . . . . . . .           13,166,859           13,531,347
                                                                                --------------       --------------
                                                                                $  133,890,981       $  114,506,695
                                                                                ==============       ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .       $   15,479,278       $   16,389,611
        Accrued compensation  . . . . . . . . . . . . . . . . . . . . . .            4,579,595            2,521,902
        Other accrued liabilities   . . . . . . . . . . . . . . . . . . .            3,057,149            2,020,416
        Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,694,148            1,055,758
                                                                                --------------       --------------
                 Total current liabilities  . . . . . . . . . . . . . . .           24,810,170           21,987,687
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .              281,205                 --
COMMITMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 --                   --
STOCKHOLDERS' EQUITY
        Preferred stock, $1 par value; authorized 2,000,000 shares;
                 none issued  . . . . . . . . . . . . . . . . . . . . . .                 --                   --
        Common stock, no par value; authorized 30,000,000 shares;
                 issued and outstanding 9,804,743 shares in 1995
                 and 9,687,559 shares in 1994 . . . . . . . . . . . . . .           34,742,597           32,702,560
        Additional paid-in capital  . . . . . . . . . . . . . . . . . . .           25,213,946           24,359,507
        Retained earnings   . . . . . . . . . . . . . . . . . . . . . . .           48,843,063           35,456,941
                                                                                --------------       --------------
                                                                                   108,799,606           92,519,008
                                                                                --------------       --------------
                                                                                $  133,890,981       $  114,506,695
                                                                                ==============       ==============

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
          YEARS ENDED APRIL 1, 1995, APRIL 2, 1994, AND APRIL 3, 1993

                                                             1995                  1994                   1993
                                                        --------------        --------------         --------------
Net sales . . . . . . . . . . . . . . . . . . .         $  253,483,742        $  192,887,055         $  154,676,910

Cost of sales . . . . . . . . . . . . . . . . .            188,606,215           142,238,725            112,406,481
                                                        --------------        --------------         --------------

                 Gross profit . . . . . . . . .             64,877,527            50,648,330             42,270,429


Selling, general and administrative
        expenses  . . . . . . . . . . . . . . .             43,917,091            36,012,168             30,806,047
                                                        --------------        --------------         --------------
                 Operating profit . . . . . . .             20,960,436            14,636,162             11,464,382

Other income (expense)

        Interest expense  . . . . . . . . . . .               (18,000)               (15,000)               (15,000)
        Other-net (principally interest and
        dividend income)  . . . . . . . . . . .              1,132,686               757,912                712,821
                                                        --------------        --------------         --------------

                 Earnings before income taxes .             22,075,122            15,379,074             12,162,203
Income taxes  . . . . . . . . . . . . . . . . .              8,689,000             5,844,000              4,439,000
                                                        --------------        --------------         --------------

                 NET EARNINGS . . . . . . . . .         $   13,386,122        $    9,535,074         $    7,723,203
                                                        ==============        ==============         ==============

Earnings per share  . . . . . . . . . . . . . .         $         1.32        $          .96         $          .80
                                                        ==============        ==============         ==============
Weighted average shares . . . . . . . . . . . .             10,137,500             9,881,000              9,675,300
                                                        ==============        ==============         ==============


        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           YEARS ENDED APRIL 3, 1993, APRIL 2, 1994 AND APRIL 1, 1995


                                                      Common Stock              Additional
                                              ---------------------------        Paid-in         Retained
                                                Shares          Amount           Capital         Earnings
                                              ----------     ------------     ------------     ------------
Balance at March 28, 1992 . . . . . . . .      9,414,583     $ 30,180,661     $ 23,212,580     $ 18,198,664
Common stock issued upon exercise of
  employee stock options, including tax          209,601        1,855,008               --               --
  effect  . . . . . . . . . . . . . . . .
Amortization of unearned compensation
  related to stock option plans . . . . .             --               --          524,473               --
Net earnings for the year . . . . . . . .             --               --               --        7,723,203
                                              ----------     ------------     ------------     ------------
Balance at April 3, 1993  . . . . . . . .      9,624,184       32,035,669       23,737,053       25,921,867
Common stock issued upon exercise of
  employee stock options, including tax
  effect  . . . . . . . . . . . . . . . .         63,375          666,891               --               --
Amortization of unearned compensation
  related to stock option plans . . . . .             --               --          622,454               --
Net earnings for the year . . . . . . . .             --               --               --        9,535,074
                                              ----------     ------------     ------------     ------------
Balance at April 2, 1994  . . . . . . . .      9,687,559       32,702,560       24,359,507       35,456,941
Common stock issued upon exercise of
  employee stock options, including tax
  effect  . . . . . . . . . . . . . . . .        117,601        2,040,037               --               --
Common stock split fractional shares  . .          (417)               --         (16,325)               --
Amortization of unearned compensation
  related to stock option plans . . . . .             --               --          870,764               --
Net earnings for the year . . . . . . . .             --               --               --       13,386,122
                                              ----------     ------------     ------------     ------------
Balance at April 1, 1995  . . . . . . . .      9,804,743     $ 34,742,597     $ 25,213,946     $ 48,843,063
                                              ==========     ============     ============     ============



         The accompanying notes are an integral part of this statement.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED APRIL 1, 1995, APRIL 2, 1994 AND APRIL 3, 1993

                                                                        1995                1994                 1993
                                                                   --------------      --------------       --------------
Cash flows from operating activities
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . .      $   13,386,122      $    9,535,074       $    7,723,203
  Adjustments to reconcile net earnings to net cash
         provided by operating activities
         Depreciation and amortization  . . . . . . . . . . .           3,806,652           3,202,761            2,833,955
         Provision for losses on accounts receivable  . . . .             163,171             334,691              224,165
         (Gain) loss on sale of property, plant
           and equipment  . . . . . . . . . . . . . . . . . .                (268)              6,688                   74
         Stock option expense . . . . . . . . . . . . . . . .             870,764             622,454              524,473
         Provision for unrealized losses on trading                       224,684                  --                   --
           securities . . . . . . . . . . . . . . . . . . . .
         Provision for unrealized losses on short-term                         --              77,300                   --
           investments  . . . . . . . . . . . . . . . . . . .
         Net purchases of trading securities  . . . . . . . .          (1,872,972)                 --                   --
         Change in assets and liabilities
           Increase in accounts receivable  . . . . . . . . .          (8,088,900)         (4,212,860)          (4,846,791)
           Increase in inventories  . . . . . . . . . . . . .          (9,919,652)         (5,819,343)          (3,407,722)
           Increase in prepaid expenses and other . . . . . .            (708,151)           (375,091)            (251,743)
           (Increase) decrease in other assets  . . . . . . .            (421,951)              3,942               25,935
           Decrease in deferred income taxes  . . . . . . . .             432,000             812,000              488,228
           Increase (decrease) in accounts payable  . . . . .            (910,333)          4,514,425            3,241,812
           Increase (decrease) in accrued compensation  . . .           2,057,693             288,398             (348,604)
           Increase (decrease) in other accrued
             liabilities  . . . . . . . . . . . . . . . . . .           1,036,733             399,723             (121,368)
           Increase in income taxes . . . . . . . . . . . . .             638,390              89,495              682,122
           Increase in long-term liabilities  . . . . . . . .             281,205                  --                   --
                                                                   --------------      --------------       --------------
               Net cash provided by operating activities  . .             975,187           9,479,657            6,767,739
Cash flows from investing activities
  Capital expenditures  . . . . . . . . . . . . . . . . . . .          (9,960,471)         (5,751,781)          (9,191,249)
  Net purchases of short-term investments . . . . . . . . . .                  --         (15,261,479)                  --
  Proceeds from sale of property and equipment  . . . . . . .              13,850              16,223                  890
  Additional Shelley-Ragon acquisition costs  . . . . . . . .                  --                  --              (98,038)
                                                                   --------------      --------------       --------------
               Net cash used by investing activities  . . . .          (9,946,621)        (20,997,037)          (9,288,397)
Cash flows from financing activities
  Issuance of common stock  . . . . . . . . . . . . . . . . .           1,526,037             365,167            1,112,132
  Payment for fractional shares . . . . . . . . . . . . . . .             (16,325)                 --                   --
  Tax effect of common stock issued upon exercise of
    employee stock options. . . . . . . . . . . . . . . . . .             514,000             301,724              742,876
                                                                   --------------      --------------       --------------
               Net cash provided by financing activities  . .           2,023,712             666,891            1,855,008
                                                                   --------------      --------------       --------------
Net decrease in cash  . . . . . . . . . . . . . . . . . . . .          (6,947,722)        (10,850,489)            (665,650)
Cash and cash equivalents at beginning of year  . . . . . . .          11,382,179          22,232,668           22,898,318
                                                                   --------------      --------------       --------------
Cash and cash equivalents at end of year  . . . . . . . . . .      $    4,434,457      $   11,382,179       $   22,232,668
                                                                   ==============      ==============       ==============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
               Interest . . . . . . . . . . . . . . . . . . .      $       18,000      $       15,000       $       15,000
               Income taxes . . . . . . . . . . . . . . . . .      $    7,713,610      $    4,813,667       $    1,062,118

In 1993, additional Shelley-Ragon acquisition costs of $98,038 were paid and non-cash adjustments of $286,131, $155,404, $81,635 and $31,110 were made to income taxes payable, inventory, property and equipment, and accrued liabilities, respectively.

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED APRIL 1, 1995, APRIL 2, 1994 AND APRIL 3, 1993

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of significant accounting policies:

Principles of Consolidation

         Kent Electronics Corporation consolidates its accounts with those of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

Fiscal Year

         The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ended April 1, 1995 and April 2, 1994 both consisted of 52 weeks. The fiscal year ended April 3, 1993 consisted of 53 weeks.

Cash and Cash Equivalents

         The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates at purchase of ninety days or less.

         Cash equivalents at April 1, 1995 and April 2, 1994 include approximately $1,118,000 and $3,874,000, respectively, invested in an institutional money market fund managed by a company holding approximately 4% of the Company's common stock.

         Securities purchased under agreements to resell (reverse repurchase agreements) result from transactions that are collateralized by negotiable securities and are carried at the amounts at which the securities will subsequently be resold. It is the policy of the Company not to take possession of securities purchased under agreements to resell. At April 2, 1994, agreements to resell securities in the amount of $3,552,000 with a four-day maturity were outstanding.

Trading Securities and Short-Term Investments

         In 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement established standards of financial accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Net

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES unrealized holding losses on trading securities of $224,700 are included in net earnings for 1995 as indicated in the following table:

         Net unrealized loss on trading securities at
          beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       77,300
         Increase in unrealized loss included in
          earnings during year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         224,700
                                                                                           --------------
         Net unrealized loss on trading securities at end of year . . . . . . . . . . . .  $      302,000
                                                                                           ==============

         In 1994, under the Company's previous policy, short-term investments were carried at the lower of their aggregate cost or market.

         Trading securities include an investment in an institutional mutual fund managed by a company holding approximately 4% of the Company's common stock and U.S. Treasury Notes maturing in December 1996.

Accounts Receivable

         The Company's allowance for doubtful accounts was $979,000 at April 1, 1995 and $955,000 at April 2, 1994.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

         Property and equipment are stated at cost.

         Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets.

         Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

Costs in Excess of Net Assets Acquired

         Costs in excess of net assets acquired represents the excess of the purchase price over the value of net assets acquired for previous acquisitions, and is being amortized on a straight-line basis over 40 years. On an ongoing basis, management reviews the valuation and amortization of the cost in excess of net assets. As part of this review, the Company considers the current and future levels of net income generated by the related acquisition to determine that no impairment has occurred.

Reclassifications

         Certain accounts in the fiscal 1994 and 1993 financial statements have been reclassified to conform with the fiscal 1995 presentation.

2.       INCOME TAXES

         The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

         The provision for income taxes consisted of the following:


                                                                  FISCAL YEARS ENDED
                                             ------------------------------------------------------------

                                                    1995                 1994                  1993
                                             -----------------     -----------------    -----------------
 Currently payable . . . . . . . . . . .     $       8,308,000     $       4,978,000    $       2,115,000

 Tax reduction for exercise
  of stock options credited to
  stockholders' equity . . . . . . . . .               514,000               302,000              743,000

 Deferred  . . . . . . . . . . . . . . .              (133,000)              564,000            1,581,000
                                             -----------------     -----------------    -----------------
          Total  . . . . . . . . . . . .     $       8,689,000     $       5,844,000    $       4,439,000
                                             =================     =================    =================

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

A reconciliation of income taxes computed at the statutory Federal income tax rate and income taxes reported in the consolidated statements of earnings follows:

                                                                     FISCAL YEARS ENDED
                                                     --------------------------------------------------

                                                          1995              1994              1993
                                                     --------------    --------------    --------------
 Tax at statutory rate . . . . . . . . . . . . .     $    7,726,000    $    5,229,000    $    4,135,000

 Increases (reductions)
   State income taxes, net of
   Federal tax effect  . . . . . . . . . . . . .            742,000           482,000           374,000

   Tax free income . . . . . . . . . . . . . . .            (47,000)         (119,000)         (206,000)
   Other - net . . . . . . . . . . . . . . . . .            268,000           252,000           136,000
                                                     --------------    --------------    --------------

     Income taxes as reported  . . . . . . . . .     $    8,689,000    $    5,844,000    $    4,439,000
                                                     ==============    ==============    ==============



         Deferred tax assets and liabilities at April 1, 1995 and April 2, 1994 consist of the following:

                                                                   1995                      1994
                                                             ----------------         -----------------
 CURRENT DEFERRED ASSET


   Allowance for doubtful accounts . . . . . . . .           $        392,000         $         347,000
   Capitalization of additional inventory costs. .                    672,000                   347,000

   Accrued expenses not currently deductible,
    net of reversals . . . . . . . . . . . . . . .                    320,000                   179,000

   Net operating losses  . . . . . . . . . . . . .                    330,000                   330,000
   Other . . . . . . . . . . . . . . . . . . . . .                    157,000                    59,000
                                                             ----------------         -----------------

                                                             $      1,871,000         $       1,262,000
                                                             ================         =================

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                                                                    1995                      1994
                                                             ----------------         -----------------
 LONG-TERM DEFERRED ASSET

   Depreciation  . . . . . . . . . . . . . . . . .           $     (1,763,000)        $      (1,264,000)
   Fixed asset bases difference  . . . . . . . . .                    697,000                   670,000

   Deductible acquisition costs  . . . . . . . . .                    (48,000)                  (50,000)

   Stock compensation  . . . . . . . . . . . . . .                    861,000                   494,000
   Net operating losses  . . . . . . . . . . . . .                  1,091,000                 1,420,000
                                                             ----------------         -----------------

                                                             $        838,000         $       1,270,000
                                                             ================         =================

         Acquired net operating losses are approximately $4,058,000 at April 1, 1995, expire in various amounts through 2003, and are subject to annual usage limitations.


3.       COMMITMENTS

         The Company conducts a portion of its operations in leased office, warehouse, and manufacturing facilities and leases transportation equipment. Rent expense for 1995, 1994 and 1993 was approximately $1,695,000, $1,472,000 and $1,565,000, respectively.

         The following is a schedule by years of minimum future rentals as of April 1, 1995:

             Fiscal years
              ending in                                Amount
             ------------                           ------------
               1996                                 $  1,543,000
               1997                                    1,231,000
               1998                                      936,000
               1999                                      476,000
               2000                                      184,000
             Thereafter                                    3,000
                                                    ------------
             Total minimum future rentals           $  4,373,000
                                                    ============

         The Company has instituted a self-insurance program for employees' major medical coverages. Claims under the self-insurance program are insured for amounts greater than $50,000 per employee. The aggregate annual amount self-insured varies based on participant

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES levels and was limited to approximately $2,000,000 as of April 1, 1995. Claims are accrued as incurred and the total expense under the program was approximately $2,121,000, $1,258,000 and $1,051,000 in 1995, 1994 and 1993,
respectively.

         The Company is engaged in litigation occurring in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.


4.       SALES TO MAJOR CUSTOMERS

         Sales to two customers represented 11.2% and 10.3% of net sales in 1995. No customer constituted 10% of net sales in 1994 or 1993.


5.       STOCKHOLDERS' EQUITY

Fair Price Provision

         The Company has adopted a fair price provision relating to certain business combinations. The fair price provision provides that, except in certain circumstances, a business combination between the Company and an interested shareholder must be approved by the affirmative vote of the holders of 80% of the outstanding voting stock, unless certain pricing and procedural requirements regarding the business combination are satisfied.

Stockholder Rights Plan

         The Company has adopted a stockholder rights plan, declaring a distribution of one equity purchase right on each outstanding share of the Company's common stock. Upon the occurrence of certain events, each right would entitle the holder to purchase, at a price of $26.67, one one-hundredth of a share of the Company's Series A Preferred Stock. Additionally, under certain circumstances, the holder of rights may be entitled to purchase either the Company's common stock or securities of an acquiring entity at half of market value.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

Stock Split

         The Company's Common Stock was split three-for-two to stockholders of record on February 15, 1995, and was effected as a 50% stock dividend. All issued and outstanding shares, stock option data and earnings per share amounts in the consolidated financial statements have been restated to give effect to the stock split.


6.       BENEFIT PLANS

Stock Options

         At April 1, 1995, the Company had non-qualified stock option plans which allow for the grant of 2,887,500 common shares for options, of which 1,079,879 are available for future grants. Options granted under the plans have a maximum term of 15 years and are exercisable under the terms of the respective option agreements. Under some plans, options may be granted with exercise prices of less than the stock's market value at the date of grant.

                                                           Number of          Option price
                                                             shares              range
                                                          under option         per share
                                                          ------------     -----------------
 Outstanding at March 28, 1992 . . . . . . . . .             663,450       $  3.75 - $14.50
          Granted  . . . . . . . . . . . . . . .             188,625          6.92 -  17.59
          Exercised  . . . . . . . . . . . . . .            (209,601)         3.75 -  10.67
          Lapsed/forfeited . . . . . . . . . . .             (12,000)         7.33 -  11.33
                                                           ---------       ----------------
 Outstanding at April 3, 1993  . . . . . . . . .             630,474          4.00 -  17.59
          Granted  . . . . . . . . . . . . . . .             614,250          7.17 -  19.25
          Exercised  . . . . . . . . . . . . . .             (63,375)         4.00 -  14.50
          Lapsed/forfeited . . . . . . . . . . .             (23,300)         4.09 -  17.17
                                                           ---------       ----------------
 Outstanding at April 2, 1994  . . . . . . . . .           1,158,049          4.67 -  19.25
          Granted  . . . . . . . . . . . . . . .              71,625         18.25 -  27.75
          Exercised  . . . . . . . . . . . . . .            (117,601)         4.67 -  17.59
          Lapsed/forfeited . . . . . . . . . . .             (21,751)        13.92 -  13.92
                                                           ---------       ----------------
 Outstanding at April 1, 1995  . . . . . . . . .           1,090,322       $  6.87 - $27.75
                                                           =========       ================

At April 1, 1995, options representing 179,072 shares were exercisable.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

Tax-Deferred Savings and Retirement Plan and Trust

         The Company sponsors a Tax-Deferred Savings and Retirement Plan (the
Plan) covering substantially all employees. Under the Plan, a participating employee may allocate up to 12% of salary, and the Company makes matching contributions of up to 3% thereof. Additionally, the Company may elect to make additional contributions at its option. Such contributions accrue to employee accounts regardless of whether they have elected to participate in the salary deferral option of the Plan. The Company contributed approximately $639,000, $514,000 and $469,000 to the Plan in fiscal years ended April 1, 1995, April 2, 1994 and April 3, 1993, respectively.

         The Company has a deferred compensation plan for a select group of management or highly compensated employees of the Company. Each year a participant may elect to defer from 3% to 25% of their compensation. The Company will match the participant compensation amount, limited to 50% of the first 6% of compensation deferred. Participants become vested in the Company matching contributions at the rate of 10% per plan year or vest fully at age
60. At April 1, 1995, the Company has accrued $281,000 for participant and Company contributions and is recorded as long-term liabilities on the Balance Sheet.

         In fiscal 1995, the Company adopted a spousal salary continuation plan. In the event of the death of the Chief Executive Officer (CEO), the plan provides for the payment of 60% of the CEO's monthly base salary for 180 consecutive months to a designated beneficiary. The Company has purchased life insurance with the intent to fund this obligation.


7.       EARNINGS PER SHARE

         Earnings per share are based upon the weighted average number of common shares outstanding during each year. Options are included in periods where they have a dilutive effect.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

8.       QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for fiscal years 1995, 1994 and 1993:



                                             First           Second           Third            Fourth
                                            Quarter         Quarter          Quarter          Quarter
                                          ----------       ----------       ----------       ----------
                                                   (In thousands, except per share amounts)
 Year ended April 1, 1995

          Net sales  . . . . . . .        $   56,527       $   60,335       $   64,462       $   72,160
          Gross profit . . . . . .            14,524           15,440           16,480           18,433
          Net earnings . . . . . .             2,831            3,215            3,466            3,874
          Earnings per share . . .               .28              .32              .34              .38

 Year ended April 2, 1994

          Net sales  . . . . . . .        $   43,245       $   46,914       $   49,238       $   53,490
          Gross profit . . . . . .            11,532           12,434           12,935           13,747
          Net earnings . . . . . .             2,073            2,293            2,509            2,660
          Earnings per share . . .               .21              .23              .25              .27

 Year ended April 3, 1993

          Net sales  . . . . . . .        $   34,524       $   37,011       $   39,216       $   43,926
          Gross profit . . . . . .             9,485           10,134           10,756           11,895
          Net earnings . . . . . .             1,846            1,907            1,937            2,033
          Earnings per share . . .               .19              .20              .20              .21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Registrant has filed with the Securities and Exchange Commission, not later than 120 days after April 1, 1995, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Common Stock Outstanding and Principal Holders Thereof," "Proposal No. 1 -- Election of Directors" and "Executive Officers," which sections of such proxy statement are incorporated herein.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      FINANCIAL STATEMENTS:

                                                                                             PAGE
                                                                                             ----
 Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . .   12
 Consolidated balance sheets at April 1, 1995 and April 2, 1994  . . . . . . . . . . . . .   13
 Consolidated statements of earnings for the years ended April 1, 1995, April 2, 1994
          and April 3, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
 Consolidated statement of stockholders' equity for the years ended April 3, 1993,
          April 2, 1994 and April 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . .   15
 Consolidated statements of cash flows for the years ended April 1, 1995, April 2, 1994
          and April 3, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
 Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . . .   17

         2.      FINANCIAL STATEMENT SCHEDULE:

                 Schedule II--Allowance for Doubtful Receivables for the years ended April 3, 1993, April 2, 1994 and April 1, 1995


         3.      EXHIBITS:

         3.1*      --     Articles of Incorporation of Kent Electronics
                          Corporation, including amendments thereto filed through July 2, 1987. Incorporated by reference to
                          Exhibit 3.1 to the Company's Annual Report on Form
                          10-K for the Fiscal Year Ended April 2, 1988.

         3.2*      --     Articles of Amendment to Articles of Incorporation of
                          Kent Electronics Corporation. Incorporated by reference to Exhibit 3.2 to the Company's
                          Registration Statement on Form S-1 (Registration No.
                          33-24018) filed with the Securities and Exchange
                          Commission ("SEC") on August 26, 1988.

         3.3*      --     Certificate of Designation, Preferences and Rights of
                          Series A Preferred Stock. Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form
                          10-K for the Fiscal Year Ended March 30, 1991 (the
                          "1991 Form 10-K").

         3.4*      --     Articles of Amendment to Articles of Incorporation of
                          Kent Electronics Corporation. Incorporated by reference to Exhibit 3.4 to 1991 Form 10-K.

         3.5*      --     Bylaws of Kent Electronics Corporation.  Incorporated
                          by reference to Exhibit 3.4 to the Company's
                          Registration Statement on Form S-1 (Registration No.
                          33-5371) filed with the SEC on May 2, 1986.

         3.6*      --     Amendments to Bylaws of Kent Electronics Corporation.
                          Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the Fiscal
                          Year Ended March 31, 1990.

         3.7*      --     Amendments to Bylaws of Kent Electronics Corporation.
                          Incorporated by reference to Exhibit 3.7 to 1991 Form
                          10-K.

         3.8*      --     Amendments to Bylaws of Kent Electronics Corporation.
                          Incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the Fiscal
                          Year Ended March 28, 1992 (the "1992 Form 10-K").

         4.1*      --     Specimen stock certificate for the Common Stock of
                          Kent Electronics Corporation. Incorporated by reference to Exhibit 4.1 to the Company's
                          Registration Statement on Form S-2 (Registration No.
                          33-40066) filed with the SEC on April 19, 1991 (the
                          "1991 Registration Statement").

         4.2*      --     Rights Agreement dated as of May 14, 1990 between
                          Kent Electronics Corporation and Ameritrust Company
                          National Association.  Incorporated by reference to
                          Exhibit 4 to the Company's Current Report on Form 8-K dated May 14, 1990.

         4.3*      --     First Amendment to Rights Agreement dated as of May
                          14, 1990 between Kent Electronics Corporation and
                          Ameritrust Company National Association.
                          Incorporated by reference to Exhibit 4.3 to 1992 Form
                          10-K.

         10.1*     --     Chief Executive Stock Option Plan and Agreement
                          between Kent Electronics Corporation and Morrie K.
                          Abramson dated July 24, 1991. Incorporated by reference to Exhibit 10.1 to 1992 Form 10-K.(1)

         10.2*     --     Amendment to Chief Executive Stock Option Plan
                          between Kent Electronics Corporation and Morrie K.
                          Abramson dated June 26, 1992. Incorporated by reference to Exhibit 10.2 to the Company's Annual
                          Report on Form 10-K for the Fiscal Year Ended April
                          3, 1993 (the "1993 Form 10-K").(1)

         10.3*     --     Chief Operating Officer Stock Option Plan and
                          Agreement between Kent Electronics Corporation and
                          James F. Corporron dated May 15, 1992. Incorporated by reference to Exhibit 10.3 to 1993 Form 10-K.(1)

         10.4      --     Amendment to Chief Executive Officer Stock Option
                          Plan and Agreement between Kent Electronics
                          Corporation and Morrie K. Abramson dated June 30,
                          1994.(1)

         10.5      --     Amendment to Chief Operating Officer Stock Option
                          Plan and Agreement between Kent Electronics
                          Corporation and James F. Corporron dated June 30,
                          1994.(1)

         10.6*     --     K*TEC President Stock Option Plan and Agreement
                          between Kent Electronics Corporation and Randy J.
                          Corporron dated May 1, 1993. Incorporated by reference to Exhibit 10.4 to 1993 Form 10-K.(1)

         10.7*     --     K*TEC General Manager Stock Option Plan and Agreement
                          between Kent Electronics Corporation and Rodney J.
                          Corporron dated May 1, 1993. Incorporated by referenced to Exhibit 10.5 to 1993 Form 10-K.(1)

         10.8*     --     1991 Non-Employee Director Stock Option Plan, as
                          amended.  Incorporated by reference to Exhibit 10.2
                          to 1992 Form 10-K.(1)

         10.9*     --     Amended and Restated 1987 Stock Option Plan.
                          Incorporated by reference to Exhibit 10.3 to 1992
                          Form 10- K.(1)

         10.10*    --     Amendments of Amended and Restated 1987 Stock Option
                          Plan. Incorporated by reference to Exhibit 10.8 to 1993 Form 10-K.(1)

         10.11     --     Kent Electronics Corporation Stock Option Plan and
                          Agreement for the Company's Executive Vice President
                          Sales-Distribution between Kent Electronics
                          Corporation and Larry D. Olson dated May 8, 1995.(1)

         10.12     --     Kent Electronics Corporation Stock Option Plan and
                          Agreement for the Company's Executive Vice President
                          Operations-Distribution between Kent Electronics
                          Corporation and Mark A. Zerbe dated May 8, 1995.(1)

         10.13     --     Kent Electronics Corporation Stock Option Plan and
                          Agreement for the Company's Vice President, Secretary and Treasurer between Kent Electronics Corporation and Stephen J. Chapko dated May 8, 1995.(1)

         10.14*    --     Kent Electronics Corporation Tax-Deferred Savings and
                          Retirement Plan and Trust. Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-18527) filed with the SEC on November 16, 1987.(1)

         10.15     --     Kent Electronics Corporation Deferred Compensation
                          Plan dated July 28, 1994.(1)

         10.16     --     Trust Agreement for Kent Electronics Corporation
                          Deferred Compensation Plan dated July 28, 1994.(1)

         10.17*    --     Contracts between Kent Electronics Corporation and
                          AMP Products Corporation effective as of July 22,
                          1988 and July 31, 1986, respectively, and addendums thereto. Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1989.

         10.18*    --     Executive Agreements by and between Kent Electronics
                          Corporation and each of Messrs. Morrie K. Abramson,
                          James F. Corporron and Clarence J. Metzger.
                          Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the 1987 Registration Statement.(1)

         10.19*    --     Form of Amendment to Executive Agreements by and
                          between Kent Electronics Corporation and each of Messrs. Morrie K. Abramson, James F. Corporron and
                          Clarence J. Metzger dated March 16, 1993.
                          Incorporated by reference to Exhibit 10.20 to 1993
                          Form 10-K.(1)

         10.20*    --     Form of Agreement by and between Kent Electronics
                          Corporation and each of Messrs. Morrie K. Abramson,
                          James F. Corporron and Clarence J. Metzger dated
                          March 16, 1993.  Incorporated by reference to Exhibit
                          10.21 to 1993 Form 10-K.(1)

         10.21*    --     Form of Executive Health Care Benefits and Consulting
                          Agreement by and between Kent Electronics Corporation and each of Messrs. Morrie K. Abramson, James F.
                          Corporron and Clarence J. Metzger dated January 27,
                          1993. Incorporated by reference to Exhibit 10.22 to 1993 Form 10-K.(1)

         10.22     --     Spousal Salary Continuation Plan between Kent
                          Electronics Corporation and Morrie K. Abramson dated
                          October 10, 1994.

         10.23     --     Special Warranty Deed from Sugarland Properties
                          Incorporated to Kent Electronics Corporation dated
                          March 7, 1995 for 51 acres of land.

         10.24     --     Special Warranty Deed from Sugarland Properties
                          Incorporated to Kent Electronics Corporation dated
                          March 7, 1995 for 15 acres of land.

         10.25     --     Development and Construction Management Agreement by
                          and between Sugarland Properties Incorporated and Kent Electronics Corporation dated April 21, 1995.

         10.26     --     Irrevocable Standby Letter of Credit with Texas
                          Commerce Bank National Association dated May 2, 1995.

         10.27     --     Employment Agreement dated April 3, 1995 by and
                          between Kent Electronics Corporation and James F.
                          Corporron.(1)

         11        --     Computation of earnings per share.

         21        --     Subsidiaries of Kent Electronics Corporation.

         23.1      --     Consent of Independent Certified Public Accountants.

         27        --     Financial Data Schedule

_____________________________
*        Incorporated by reference.
(1)      Management contract or compensatory plan or agreement

         (b)       REPORTS ON FORM 8-K:

                   1. Current Report on Form 8-K dated March 13, 1995, reporting the acquisition of land for expansion.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       KENT ELECTRONICS CORPORATION
                                       (Registrant)


                                       By: /s/ Morrie K. Abramson
                                           -------------------------------------
                                               Morrie K. Abramson
                                               Chairman of the Board, Chief
                                               Executive Officer and President
                                               (Principal Executive Officer)

                                       Date: June 13, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                     Title                                Date
              ---------                                     -----                                ----
 /s/ Morrie K. Abramson               Chairman of the Board, Chief Executive Officer,       June 13, 1995
 ----------------------------------   President and Director (Principal Executive
 Morrie K. Abramson                   Officer)

 /s/ Stephen J. Chapko                Vice President, Treasurer and Secretary               June 13, 1995
 ----------------------------------   (Principal Financial Officer and Principal
 Stephen J. Chapko                    Accounting Officer)

 /s/ Max S. Levit                     Director                                              June 13, 1995
 ----------------------------------
 Max S. Levit

 /s/ David Siegel                     Director                                              June 13, 1995
 ----------------------------------
 David Siegel

 /s/ Richard C. Webb                  Director                                              June 13, 1995
 ----------------------------------
 Richard C. Webb

 /s/ Alvin L. Zimmerman               Director                                              June 13, 1995
 ----------------------------------
 Alvin L. Zimmerman

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors and Stockholders
Kent Electronics Corporation

         In connection with our audit of the consolidated financial statements of Kent Electronics Corporation and Subsidiaries for the year ended April 1, 1995, we have also audited Schedule II for each of the three years in the period ended April 1, 1995. In our opinion, this consolidated schedule presents fairly, in all material respects, the information required to be set forth therein.





                                                   GRANT THORNTON LLP





Houston, Texas
May 8, 1995

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED APRIL 3, 1993, APRIL 2, 1994 AND APRIL 1, 1995

                       ALLOWANCE FOR DOUBTFUL RECEIVABLES

            Column A                  Column B              Column C                 Column D        Column E
- --------------------------------------------------------------------------------------------------------------
                                                            Additions               Deductions
                                                    -------------------------       -----------

                                                       (1)             (2)
                                                     Charged         Charged
                                     Balance at      to costs       to other                        Balance at
                                     beginning         and          accounts          Amounts         end of
           Description               of period       expenses      recoveries       written-off       period
 -------------------------------     ----------     ---------      ----------       -----------     ----------
 Year ended April 3, 1993  . .       $  679,717     $ 224,165       $ 14,735         $ 119,933      $ 798,684

 Year ended April 2, 1994  . .          798,684       334,691         16,199           194,836        954,738

 Year ended April 1, 1995  . .          954,738       163,171              0           139,024        978,885

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT NO.                                      ITEM                              NUMBERED PAGES
- ----------                                       ----                              --------------

       10.4         Amendment to Chief Executive Officer Stock Option Plan and
                    Agreement between Kent Electronics Corporation and Morrie
                    K. Abramson dated June 30, 1994

       10.5         Amendment to Chief Operating Officer Stock Option Plan and
                    Agreement between Kent Electronics Corporation and James F.
                    Corporron dated June 30, 1994.

       10.11        Kent Electronics Corporation Stock Option Plan and
                    Agreement for the Company's Executive Vice President
                    Sales-Distribution between Kent Electronics Corporation and
                    Larry D. Olson dated May 8, 1995

       10.12        Kent Electronics Corporation Stock Option Plan and
                    Agreement for the Company's Executive Vice President
                    Operation-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated May 8, 1995

       10.13        Kent Electronics Corporation Stock Option Plan and
                    Agreement for the Company's Vice President, Secretary and
                    Treasurer between Kent Electronics Corporation and
                    Stephen J. Chapko dated May 8, 1995

       10.15 Kent Electronics Corporation Deferred Compensation Plan dated July 28, 1994

       10.16        Trust Agreement for Kent Electronics Corporation Deferred
                    Compensation Plan dated July 28, 1994

       10.22        Spousal Salary Continuation Plan between Kent Electronics
                    Corporation and Morrie K. Abramson dated October 10, 1994.

       10.23        Special Warranty Deed from Sugarland Properties
                    Incorporated to Kent Electronics Corporation dated March 7,
                    1995 for 51 acres of land

       10.24        Special Warranty Deed from Sugarland Properties
                    Incorporated to Kent Electronics Corporation dated March 7,
                    1995 for 15 acres of land

       10.25 Development and Construction Management Agreement by and between Sugarland Properties Incorporated and Kent
                    Electronics Corporation dated April 21, 1995

       10.26        Irrevocable Standby Letter of Credit with Texas Commerce
                    Bank National Association dated May 2, 1995

       10.27        Employment Agreement dated April 3, 1995 by and between Kent
                    Electronics Corporation and James F. Corporron

       11           Computation of earnings per share.

       21           Subsidiaries of Kent Electronics Corporation.

       23.1         Consent of Independent Certified Public Accountants.

       27           Financial Data Schedule

