Form 10-Q
period 1995-07-01
KENT ELECTRONICS CORP
filed 1995-07-28
CIK 793024

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   July 1, 1995

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________
Commission file number  0-14643


                         KENT ELECTRONICS CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Texas                                       74-1763541
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

  7433 Harwin Drive, Houston, Texas                        77036-2015
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code  (713) 780-7770

Not applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No
                                               ---          ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  At July 27, 1995, 9,828,420 shares of common stock, no par value, are issued and outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  July 1,              April 1,
                                                                                   1995                 1995
                                                                               ------------          ------------
                                                                               (Unaudited)
              ASSETS
CURRENT ASSETS
    Cash and cash equivalents (including temporary
      investments of $10,805,000 at July 1
      and $6,395,000 at April 1)..................                             $  5,429,000          $  4,434,000
    Trading securities, net.......................                               16,907,000            16,833,000
    Accounts receivable, less allowance of
      $1,052,000 at July 1 and $979,000 at April 1                               34,713,000            33,964,000
    Inventories
      Materials and purchased products............                               34,661,000            30,080,000
      Work in process.............................                                3,278,000             3,039,000
                                                                               ------------          ------------
                                                                                 37,939,000            33,119,000
    Prepaid expenses and other....................                                2,533,000             2,778,000
                                                                               ------------          ------------
        Total current assets......................                               97,521,000            91,128,000

PROPERTY AND EQUIPMENT
    Land..........................................                                7,111,000             7,090,000
    Buildings.....................................                                8,669,000             6,697,000
    Furniture, fixtures and equipment.............                               27,073,000            26,206,000
    Leasehold improvements........................                                1,458,000             1,363,000
                                                                               ------------          ------------
                                                                                 44,311,000            41,356,000
    Less accumulated depreciation and amortization                              (14,402,000)          (13,621,000)
                                                                               ------------          ------------
                                                                                 29,909,000            27,735,000

DEFERRED INCOME TAXES............................                                   813,000               838,000

OTHER ASSETS.....................................                                 1,064,000             1,022,000

COST IN EXCESS OF NET ASSETS ACQUIRED,
    less accumulated amortization of $1,720,000 at
    July 1 and $1,629,000 at April 1..............                               13,076,000            13,167,000
                                                                               ------------          ------------
                                                                               $142,383,000          $133,890,000
                                                                               ============          ============



The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                  July 1,               April 1,
                                                                                   1995                   1995
                                                                                ------------           ------------
                                                                                (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable..............................                              $ 17,161,000           $ 15,479,000
    Accrued compensation..........................                                 3,661,000              4,579,000
    Other accrued liabilities.....................                                 4,010,000              3,057,000
    Income taxes..................................                                 3,214,000              1,694,000
                                                                                ------------           ------------
        Total current liabilities.................                                28,046,000             24,809,000

LONG-TERM DEBT....................................                                      ----                   ----

LONG-TERM LIABILITIES.............................                                   528,000                281,000


STOCKHOLDERS' EQUITY
    Preferred stock, $1 par value; authorized
      2,000,000 shares; none issued...............                                      ----                   ----
    Common stock, no par value; authorized
      30,000,000 shares; issued and outstanding,
      9,812,818 shares at July 1 and 9,804,743
      shares at April 1...........................                                34,836,000             34,743,000
    Additional paid-in capital....................                                25,451,000             25,214,000
    Retained earnings.............................                                53,522,000             48,843,000
                                                                                ------------           ------------
                                                                                 113,809,000            108,800,000
                                                                                ------------           ------------
                                                                                $142,383,000           $133,890,000
                                                                                ============           ============





The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                                                      Thirteen Weeks Ended
                                                                               ------------------------------------
                                                                                 July 1,                  July 2,
                                                                                  1995                     1994
                                                                               -----------              -----------
Net sales........................................                              $77,585,000              $56,527,000
Cost of sales....................................                               57,612,000               42,003,000
                                                                               -----------              -----------
     Gross profit................................                               19,973,000               14,524,000

Selling, general and administrative expenses.....                               12,675,000               10,070,000
                                                                               -----------              -----------
Operating profit.................................                                7,298,000                4,454,000
Other income (expense)
     Interest expense............................                                   (5,000)                  (5,000)
     Other - net.................................                                  505,000                  155,000
                                                                               -----------              -----------
     Earnings before income taxes................                                7,798,000                4,604,000
Income taxes.....................................                                3,119,000                1,773,000
                                                                               -----------              -----------

       NET EARNINGS................................                            $ 4,679,000              $ 2,831,000
                                                                               ===========              ===========

Earnings per share...............................                                     $.45                     $.28
                                                                                      ====                     ====

Weighted average shares..........................                               10,306,200               10,013,400
                                                                                ==========               ==========





The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Thirteen Weeks Ended
                                                                                   --------------------------------
                                                                                     July 1,              July 2,
                                                                                      1995                 1994
                                                                                   ----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings.....................................                              $ 4,679,000           $2,831,000
    Adjustments to reconcile net earnings to net
      cash provided by operating activities
        Depreciation and amortization................                                  906,000              911,000
        Provision for losses on accounts receivable..                                   73,000               50,000
        Loss on sale of property, plant and equipment                                    3,000                   --
        Stock option expense.........................                                  237,000              201,000
        Provision for unrealized gains on trading
          securities.................................                                  (74,000)                  --
        Provision for unrealized losses on short-
          term investments...........................                                       --              135,000
        Change in assets and liabilities
          (Increase) decrease in accounts receivable.                                 (822,000)           1,673,000
          Increase in inventories....................                               (4,820,000)          (5,412,000)
          Decrease in prepaid expenses and other.....                                  245,000              212,000
          Increase in other assets...................                                  (55,000)             (18,000)
          Decrease in deferred income taxes..........                                   25,000               25,000
          Increase (decrease) in accounts payable....                                1,682,000           (1,457,000)
          Decrease in accrued compensation...........                                 (918,000)            (144,000)
          Increase in other accrued liabilities......                                  953,000              554,000
          Increase in income taxes...................                                1,520,000            1,100,000
          Increase in long-term liabilities..........                                  247,000                   --
                                                                                   -----------          -----------
                Total adjustments....................                                 (798,000)          (2,170,000)
                                                                                   -----------          -----------
                Net cash provided by operating
                  activities.........................                              $ 3,881,000          $   661,000


                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                 ----------------------------------
                                                                                   July 1,                 July 2,
                                                                                    1995                    1994
                                                                                 ----------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures...........................                             $(2,986,000)            $(1,138,000)
    Net purchases of short-term investments........                                      --                 125,000
    Proceeds from sale of property, plant and
      equipment....................................                                   7,000                      --
                                                                                -----------             -----------
               Net cash used by investing
                 activities.......................                               (2,979,000)             (1,013,000)


CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of long-term obligations..............                                      --                      --
    Issuance of common stock.......................                                  93,000                 135,000
                                                                                -----------             -----------
               Net cash provided by financing
                 activities.......................                                   93,000                 135,000
                                                                                -----------             -----------

NET INCREASE (DECREASE) IN CASH...................                                  995,000                (217,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..                                4,434,000              11,382,000
                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........                              $ 5,429,000             $11,165,000
                                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for
      Interest.....................................                             $        --             $        --
      Income taxes................................                              $ 1,574,000             $   648,000


The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Accounting Policies

The consolidated balance sheet as of July 1, 1995, and the related consolidated statements of earnings and cash flows for the thirteen week periods ended July 1, 1995 and July 2, 1994, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 1, 1995, included in the Company's Form 10-K for that period.

Sales To Major Customers

For the thirteen weeks ended July 1, 1995, sales to two customers represented 12.8% and 12.2% of net sales. One customer represented 10.3% of net sales for the thirteen weeks ended July 2, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the thirteen weeks ended July 1, 1995 increased $21,058,000, or 37.3%, when compared to the same period of the prior year. The sales increase was attributable to increased demand from existing customers and an expanding customer base.

Gross profit increased $5,449,000, or 37.5%, compared to the corresponding period a year ago. Gross profit as a percentage of sales for the period was 25.7%, remaining the same as the corresponding period of the previous year. Although gross margins have stabilized, highly competitive conditions continue in the electronics and personal computer industries. The increase in gross profit was primarily due to increased sales.

Selling, general and administrative ("SG&A") expenses increased $2,605,000, or 25.9%, compared to the same period last year. However, as a percentage of sales, such expenses declined to 16.3% from 17.8% in the prior year period. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations.

Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income is due primarily to higher interest rates and a reduction of unrealized losses on trading securities.

Net earnings increased $1,848,000, or 65.3%, compared to the corresponding period a year ago. The additional profit from the increased sales and the Company's continued focus on cost containment were the primary reasons for the improved profitability.

Liquidity and Capital Resources

Working capital at July 1, 1995 was $69,475,000, an increase of $3,156,000 from April 1, 1995.

Included in the Company's working capital at July 1, 1995 are investments of $27,712,000. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. The Company's primary investment vehicle is a managed fund consisting primarily of taxable, high quality corporate debt instruments, and is compatible with the Company's stated investment strategy.

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

The Company is currently expanding its manufacturing capacity by building a new facility on a recently purchased 66-acre parcel of land in Sugar Land, Texas. Facility construction and equipment will require capital expenditures in this fiscal year, currently estimated at $14 million, of which approximately $2 million has been spent, with the remainder of the project to be completed in this fiscal year. Management believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements and those anticipated this fiscal year. The Company currently plans to raise additional funds through a registered offering of common stock primarily for the construction of additional new manufacturing and distribution facilities.

                          PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on June 29, 1995. At such meeting, Messrs. Max S. Levit and Richard C. Webb were elected to serve as directors of the Company for the next three years. The other directors of the Company, Messrs. Morrie K. Abramson, David Siegel and Alvin L. Zimmerman, continued in their terms as directors after the meeting. In addition, shareholders adopted stock option plans and agreements for the Company's Executive Vice President of Sales-Distribution, Executive Vice President of Operations-Distribution and the Vice President, Secretary and Treasurer. The appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending March 30, 1996 was ratified.


                                                                   Votes Against
                                                                    or Withheld             Votes           Broker
     Proposal                                   Votes For            Authority            Abstained        Non-Votes
     --------                                   ---------          ------------           ---------        ---------

1.   Election of Directors:
         Max S. Levit                            8,194,624              35,091                 0               0
         Richard C. Webb                         8,208,573              21,142                 0               0

2.   Adoption of a stock option
     plan and agreement for the
     Company's Executive Vice
     President of Sales-
     Distribution.                               5,948,519           2,226,975            54,221               0

3.   Adoption of a stock option
     plan and agreement for the
     Company's Executive Vice
     President of Operations-
     Distribution.                               5,945,790           2,231,210            52,715               0




                                                                 Votes Against
                                                                  or Withheld           Votes            Broker
     Proposal                                   Votes For          Authority          Abstained         Non-Votes
     --------                                   ---------        ------------         ---------         ---------
4.   Adoption of a stock option
     plan and agreement for the
     Company's Vice President,
     Secretary and Treasurer.                    5,950,433          2,226,471          52,811               0

5.   Ratification of the
     appointment of Grant
     Thornton LLP as the
     Company's independent public
     accountants for the fiscal
     year ending March 30, 1996.                 8,203,009             9,960           16,746               0

Item 6.  Exhibits and Reports on Form 8-K.

      (a)    Exhibits:
             11 - Statement re computation of per share earnings.
             27 - Financial Data Schedule (filed only in electronic format).
      (b)    Reports on Form 8-K:
             Not applicable.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KENT ELECTRONICS CORPORATION
                                      --------------------------------------
                                                 (Registrant)




Date:    July 28, 1995                By:      /s/ Morrie K. Abramson
       ----------------------                 --------------------------------
                                                Morrie K. Abramson
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                (Principal Executive Officer)




Date:     July 28, 1995               By:      /s/ Stephen J. Chapko
       ----------------------                 ---------------------------------
                                                Stephen J. Chapko
                                                Vice President, Treasurer and
                                                Secretary (Principal Financial
                                                Officer and Principal
                                                Accounting Officer)

                                 EXHIBIT INDEX

                   Exhibit numbers are in accordance with the

                  Exhibit Table in Item 601 of Regulation S-K


Exhibit No.                         Exhibit Description
- -----------                         -------------------
     11                           Statement re computation
                                  of per share earnings

     27                           Financial Data Schedule
                                  (filed only in electronic format)
