Form 10-Q
period 1995-09-30
KENT ELECTRONICS CORP
filed 1995-11-13
CIK 793024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1995

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number  0-14643
                        ------------------------------------------------------


                        KENT ELECTRONICS CORPORATION
-------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)


                 Texas                                       74-1763541
-------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


      7433 Harwin Drive, Houston, Texas                       77036-2015
-------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)


                                (713) 780-7770
-------------------------------------------------------------------------------
              Registrant's telephone number, including area code


                                Not applicable
-------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At October 31, 1995, 11,896,339 shares of common stock, no par value, are issued and outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         September 30,             April 1,
                                                             1995                    1995
                                                         -------------            ------------
                                                          (Unaudited)
            ASSETS
CURRENT ASSETS
    Cash and cash equivalents (including temporary
      investments of $92,141,000 at September 30
      and $6,395,000 at April 1)..................      $ 88,210,000              $  4,434,000
    Trading securities, net.......................        16,936,000                16,833,000
    Accounts receivable, less allowance of
      $1,118,000 at September 30 and $979,000
      at April 1..................................        39,288,000                33,964,000
    Inventories
      Materials and purchased products............        38,949,000                30,080,000
      Work in process.............................         2,815,000                 3,039,000
                                                        ------------              ------------
                                                          41,764,000                33,119,000
    Prepaid expenses and other....................         2,359,000                 2,778,000
                                                        ------------              ------------
        Total current assets......................       188,557,000                91,128,000

PROPERTY AND EQUIPMENT
    Land..........................................         7,117,000                 7,090,000
    Buildings.....................................        13,766,000                 6,697,000
    Furniture, fixtures and equipment.............        29,200,000                26,206,000
    Leasehold improvements........................         1,602,000                 1,363,000
                                                        ------------              ------------
                                                          51,685,000                41,356,000
    Less accumulated depreciation and amortization       (15,331,000)              (13,621,000)
                                                        ------------              ------------
                                                          36,354,000                27,735,000

DEFERRED INCOME TAXES............................            788,000                   838,000

OTHER ASSETS.....................................          1,534,000                 1,022,000
COST IN EXCESS OF NET ASSETS ACQUIRED,
    less accumulated amortization of $1,812,000
    at September 30 and $1,629,000 at April 1.....        12,984,000                13,167,000
                                                        ------------              ------------
                                                        $240,217,000              $133,890,000
                                                        ============              ============

        The accompanying notes are an integral part of these statements.


                                    2 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       September 30,              April 1,
                                                           1995                     1995
                                                      -------------            -------------
                                                       (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable..............................    $ 20,983,000               $ 15,479,000
    Accrued compensation..........................       5,045,000                  4,579,000
    Other accrued liabilities.....................       6,619,000                  3,057,000
    Income taxes..................................       1,859,000                  1,694,000
                                                       -----------               ------------
        Total current liabilities.................      34,506,000                 24,809,000

LONG-TERM DEBT...................................             --                         --
LONG-TERM LIABILITIES............................          645,000                    281,000


STOCKHOLDERS' EQUITY
    Preferred stock, $1 par value; authorized
      2,000,000 shares; none issued...............            --                         --
    Common stock, no par value; authorized
      30,000,000 shares; issued and outstanding,
      11,849,892 shares at September 30 and
      9,804,743 shares at April 1.................      35,918,000                 34,743,000
    Additional paid-in capital....................     109,608,000                 25,214,000
    Retained earnings.............................      59,540,000                 48,843,000
                                                      ------------               ------------
                                                       205,066,000                108,800,000
                                                      ------------               ------------
                                                      $240,217,000               $133,890,000
                                                      ============               ============



The accompanying notes are an integral part of these statements.




                                    3 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                   Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                               ---------------------------------       ----------------------------------
                                               September 30,         October 1,        September 30,          October 1,
                                                   1995                 1994               1995                  1994
                                               -------------        ------------       --------------        ------------
Net sales....................................   $90,190,000          $60,335,000         $167,775,000        $116,862,000
Cost of sales................................    66,387,000           44,895,000          123,999,000          86,898,000
                                                -----------          -----------         ------------        ------------
     Gross profit............................    23,803,000           15,440,000           43,776,000          29,964,000

Selling, general and administrative expenses.    14,259,000           10,536,000           26,934,000          20,606,000
                                                -----------          -----------         ------------        ------------
Operating profit.............................     9,544,000            4,904,000           16,842,000           9,358,000
Other income (expense)
     Interest expense........................        (5,000)              (4,000)             (10,000)             (9,000)
     Other - net.............................       492,000              327,000              997,000             482,000
                                                -----------          -----------         ------------        ------------
Earnings before income taxes.................    10,031,000            5,227,000           17,829,000           9,831,000

Income taxes.................................     4,013,000            2,012,000            7,132,000           3,785,000
                                                -----------          -----------         ------------        ------------
     NET EARNINGS............................   $ 6,018,000          $ 3,215,000         $ 10,697,000         $ 6,046,000
                                                ===========          ===========         ============        ============

Earnings per share...........................          $.57                 $.32                $1.03                $.60
                                                       ----                 ----                -----                ----

Weighted average shares......................    10,483,300           10,090,700           10,394,800          10,052,100
                                                 ==========           ==========           ==========          ==========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Twenty Six Weeks Ended
                                                             ------------------------------
                                                             September 30,       October 1,
                                                                 1995               1994
                                                             ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings........................................      $10,697,000        $6,046,000
    Adjustments to reconcile net earnings to net
      cash provided by operating activities
        Depreciation and amortization...................        1,940,000         1,864,000
        Provision for losses on accounts receivable.....          139,000           100,000
        Loss on sale of property, plant and equipment ..            3,000              --
        Stock option expense............................          568,000           397,000
        Unrealized gains on trading securities..........         (103,000)            --
        Unrealized losses on short-term investments.....              --            120,000
        Change in assets and liabilities
             Increase in accounts receivable............       (5,463,000)       (1,211,000)
             Increase in inventories....................       (8,645,000)       (6,520,000)
             Decrease in prepaid expenses and other.....          419,000           218,000
             Increase in other assets...................         (537,000)         (445,000)
             Decrease in noncurrent deferred income
                 taxes..................................           50,000            50,000
             Increase in accounts payable...............        5,504,000           491,000
             Increase in accrued compensation...........          466,000           325,000
             Increase in other accrued liabilities......        3,562,000           306,000
             Increase in income taxes...................          165,000           450,000
             Increase in long-term liabilities..........          364,000             --
                                                              -----------        ----------
                Total adjustments.......................       (1,568,000)       (3,855,000)
                                                              -----------        ----------
                Net cash generated by operating
                  activities.........................         $ 9,129,000        $2,191,000



                                  (Continued)


                                    5 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Twenty Six Weeks Ended
                                                      ------------------------------
                                                      September 30,       October 1,
                                                          1995               1994
                                                      ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures...........................   $(10,361,000)      $(3,766,000)
    Net sales of short-term investments............           --             125,000
    Proceeds from sale of property, plant and
      equipment....................................          7,000              --
                                                      ------------       -----------
               Net cash used by investing
                 activities.......................     (10,354,000)       (3,641,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of long-term obligations..............           --                --
    Issuance of common stock.......................     84,483,000           514,000
    Tax effect of common stock issued upon
      exercise of employee stock options...........        518,000              --
                                                      ------------       -----------
               Net cash generated by financing
                 activities.......................      85,001,000           514,000
                                                      ------------       -----------

NET INCREASE (DECREASE) IN CASH...................      83,776,000          (936,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..       4,434,000        11,382,000
                                                      ------------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........    $ 88,210,000       $10,446,000
                                                      ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for
      Interest.....................................   $       --         $      --
      Income taxes.................................   $  6,400,000       $ 3,285,000



The accompanying notes are an integral part of these statements.

                                    6 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Accounting Policies
The consolidated balance sheet as of September 30, 1995, and the related consolidated statements of earnings and cash flows for the thirteen and twenty-six week periods ended September 30, 1995 and October 1, 1994, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 1, 1995, included in the Company's Form 10-K for that period.

Public Offering
The Company completed a public offering of its common stock on September 27, 1995. The offering totaled 2,000,000 shares and net proceeds to the Company from the offering were approximately $83,846,000 after deducting the associated underwriting discount and expenses. The net proceeds from the offering are expected to be used for the construction of new facilities, development and implementation of new information systems, working capital, general corporate purposes and acquisitions of complementary businesses or assets the Company may consider from time to time. These proceeds were placed in temporary investments and are readily available to meet capital requirements as they arise.

Sales To Major Customers
For the thirteen weeks ended September 30, 1995, sales to two customers represented 12.9% and 13.2% of net sales. Sales to the same two customers represented 12.6% and 13.0% of net sales for the twenty-six weeks ended September 30, 1995. For the thirteen and twenty-six week periods ending October 1, 1994, one customer represented 11.5% and 11.0% of net sales, respectively.





                                    7 of 13

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations
Net sales for the thirteen and twenty-six weeks ended September 30, 1995 increased $29,855,000, or 49.5%, and $50,913,000, or 43.6%, respectively, compared to the same periods a year ago. The sales increase reflected internal growth primarily from increased demand from existing customers and an expanded customer base.

Gross profit increased $8,363,000, or 54.2%, for the thirteen weeks and $13,812,000, or 46.1%, for the twenty-six weeks when compared to the corresponding periods a year ago. Gross profit as a percentage of sales increased to 26.4% from 25.6% for the thirteen week period, and to 26.1% from 25.6% for the twenty-six week period, compared to the same periods last year. The increase in gross profit was primarily due to increased sales and an increase in the gross profit percentage resulting from substantial gains in contract manufacturing sales as a percentage of total sales. The Company believes that its profit margins from sales of manufactured products is generally greater than its profit margin on sales of distributed products.

Selling, general and administrative ("SG&A") expenses increased $3,723,000, or 35.3% for the thirteen week period and $6,328,000, or 30.7%, for the twenty-six week period, compared to the same periods in the previous year. However, as a percentage of net sales, SG&A declined to 15.8% from 17.5% for the thirteen weeks and to 16.1% from 17.6% for the twenty-six weeks compared to the same prior year periods. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations.

Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income from both prior year periods was primarily due to higher interest rates and a reduction of unrealized losses on trading securities. Also, net proceeds from the public offering generated interest income for the last three days of the thirteen and twenty-six week periods ended September 30, 1995.

The Company's effective tax rate increased due to the increase in operating income subjecting the Company to a higher graduated federal income tax rate.


                                    8 of 13

Net earnings increased $2,803,000, or 87.2%, and $4,651,000, or 76.9%, for the
thirteen and twenty-six week periods, respectively, compared to the same periods a year ago. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume, the increase in the gross profit percentage and the Company's continued focus on cost containment.

Liquidity and Capital Resources
Working capital at September 30, 1995 was $154,051,000, an increase of $87,732,000 from April 1, 1995. The increase was primarily the result of net proceeds from the recent public offering, as well as accounts receivable and inventories growing in response to current sales levels.

Included in the Company's working capital at September 30, 1995 are investments of $109,077,000. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At September 30, 1995, funds were invested primarily in a reverse repurchase agreement and a managed fund consisting primarily of taxable, high quality corporate debt instruments. Both are compatible with the Company's stated investment strategy.

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

The Company is currently expanding its manufacturing capacity by building a new facility in Sugar Land, Texas. Facility construction and equipment will require capital expenditures of approximately $14 million, of which approximately $7 million has been spent, with the remainder of the project to be completed in this fiscal year. Management believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements.





                                                     9 of 13

                                           PART II - OTHER INFORMATION

Items 1 through 5 are not applicable and have been omitted.
Item 6.  Exhibits and Reports on Form 8-K.

      (a)    Exhibits:
             11 - Statement re computation of per share earnings.
             27 - Financial Data Schedule (filed only in electronic format).
      (b)    Reports on Form 8-K:
             Not applicable.





                                    10 of 13

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             KENT ELECTRONICS CORPORATION
                                         --------------------------------------
                                                    (Registrant)




Date:    November 13, 1995               By:   /s/ Morrie K. Abramson
       -----------------------------          --------------------------------
                                              Morrie K. Abramson
                                              Chairman of the Board, Chief
                                              Executive Officer and President
                                              (Principal Executive Officer)




Date:    November 13, 1995               By:   /s/ Stephen J. Chapko
       -----------------------------          ---------------------------------
                                              Stephen J. Chapko
                                              Vice President, Treasurer and
                                              Secretary (Principal Financial
                                              Officer and Principal
                                              Accounting Officer)








                                    11 of 13

                                EXHIBIT INDEX
                  Exhibit numbers are in accordance with the
                 Exhibit Table in Item 601 of Regulation S-K

Exhibit No.          Exhibit Description                     Sequential Page No.
-----------          -------------------                     -------------------

     11              Statement re computation                      13
                     of per share earnings

     27              Financial Data Schedule
                     (filed only in electronic format)             --





                                   12 of 13