Form 10-Q
period 1995-12-30
KENT ELECTRONICS CORP
filed 1996-02-09
CIK 793024

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  DECEMBER 30, 1995

                                        OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ___________________
Commission file number 0-14643

                         KENT ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

                 TEXAS                                        74-1763541
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

     7433 HARWIN DRIVE, HOUSTON, TEXAS                        77036-2015
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (713) 780-7770
NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    --------      --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At February 6, 1996, 11,960,088 shares of common stock, no par value, are issued and outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 30,       APRIL 1,
                                                           1995              1995
                                                        -----------        --------
                                                        (UNAUDITED)
                  ASSETS
CURRENT ASSETS
   Cash and cash equivalents (including temporary
     investments of $63,046,000 at December 30
     and  $6,395,000  at  April  1).................. $  61,675,000      $  4,434,000
   Trading securities, net...........................    47,532,000        16,833,000
   Accounts receivable, less allowance of $1,129,000
     at December 30 and $979,000 at April 1..........    45,709,000        33,964,000
   Inventories
     Materials and purchased products................    44,445,000        30,080,000
     Work in process.................................     3,612,000         3,039,000
                                                      -------------      ------------
                                                         48,057,000        33,119,000
   Prepaid expenses and other........................     3,516,000         2,778,000
                                                      -------------      ------------
       Total current assets..........................   206,489,000        91,128,000

PROPERTY AND EQUIPMENT
   Land..............................................     7,183,000         7,090,000
   Buildings.........................................    16,464,000         6,697,000
   Furniture, fixtures and equipment.................    28,245,000        26,206,000
   Leasehold improvements............................     1,684,000         1,363,000
                                                      -------------      ------------
                                                         53,576,000        41,356,000
   Less accumulated depreciation and amortization....   (16,305,000)      (13,621,000)
                                                      -------------      ------------
                                                         37,271,000        27,735,000

DEFERRED INCOME TAXES................................       763,000           838,000

OTHER ASSETS.........................................     1,614,000         1,022,000

COST IN EXCESS OF NET ASSETS ACQUIRED,
   less accumulated amortization of $1,903,000
   at December 30 and $1,629,000 at April 1..........    12,893,000        13,167,000
                                                      -------------      ------------
                                                       $259,030,000      $133,890,000
                                                      -------------      ------------
                                                      -------------      ------------

           The accompanying notes are an integral part of these statements.

                                       2 of 13

               KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                        December 30,       April 1,
                                                           1995              1995
                                                        -----------      -----------
                                                        (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable....................................  $ 24,843,000     $ 15,479,000
  Accrued compensation................................     7,731,000        4,579,000
  Other accrued liabilities...........................     7,901,000        3,057,000
  Income taxes........................................     2,654,000        1,694,000
                                                        ------------     ------------
    Total current liabilities.........................    43,129,000       24,809,000

LONG-TERM DEBT........................................          ----             ----

LONG-TERM LIABILITIES.................................       886,000          281,000


STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value; authorized
    2,000,000 shares; none issued.....................          ----            ----
  Common stock, no par value; authorized
    30,000,000 shares; issued and outstanding,
    11,898,838 shares at December 30 and
    9,804,743 shares at April 1.......................    37,351,000       34,743,000
  Additional paid-in capital..........................   109,871,000       25,214,000
  Retained earnings...................................    67,793,000       48,843,000
                                                        ------------     ------------
                                                         215,015,000      108,800,000
                                                        ------------     ------------
                                                        $259,030,000     $133,890,000
                                                        ------------     ------------
                                                        ------------     ------------


The accompanying notes are an integral part of these statements.


                                       3 of 13

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                    THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                -----------------------------    -----------------------------
                                                DECEMBER 30,     DECEMBER 31,    DECEMBER 30,     DECEMBER 31,
                                                    1995            1994             1995             1994
                                                ------------     ------------    ------------     ------------
Net sales....................................   $100,059,000     $64,462,000     $267,834,000     $181,324,000
Cost of sales................................     73,179,000      47,982,000      197,178,000      134,880,000
                                                ------------     -----------     ------------     ------------
     Gross profit............................     26,880,000      16,480,000       70,656,000       46,444,000

Selling, general and administrative expenses.     14,473,000      11,084,000       41,407,000       31,690,000
                                                ------------     -----------     ------------     ------------
Operating profit.............................     12,407,000       5,396,000       29,249,000       14,754,000
Other income (expense)
     Interest expense........................         (5,000)         (5,000)         (15,000)         (14,000)
     Other - net.............................      1,615,000         265,000        2,612,000          747,000
                                                ------------     -----------     ------------     ------------
Earnings before income taxes.................     14,017,000       5,656,000       31,846,000       15,487,000
Income taxes.................................      5,764,000       2,190,000       12,896,000        5,975,000
                                                ------------     -----------     ------------     ------------
     NET EARNINGS............................   $  8,253,000     $ 3,466,000     $ 18,950,000     $  9,512,000
                                                ------------     -----------     ------------     ------------
                                                ------------     -----------     ------------     ------------
Earnings per share...........................   $        .66     $       .34     $       1.71     $        .94
                                                ------------     -----------     ------------     ------------
                                                ------------     -----------     ------------     ------------

Weighted average shares......................     12,549,400      10,181,400       11,113,000       10,095,200
                                                ------------     -----------     ------------     ------------
                                                ------------     -----------     ------------     ------------

The accompanying notes are an integral part of these statements.



                                    4 of 13

                KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               THIRTY-NINE WEEKS ENDED
                                                             ----------------------------
                                                             DECEMBER 30,    DECEMBER 31,
                                                                 1995           1994
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings..........................................       $18,950,000   $ 9,512,000

  Adjustments to reconcile net earnings to net cash provided by operating activities

      Depreciation and amortization.....................         3,021,000     2,826,000

      Provision for losses on accounts receivable.......           150,000       123,000

      Loss on sale of property, plant and equipment.....             5,000            --

      Stock option expense..............................           831,000       634,000

      Unrealized gains on trading securities............           (94,000)           --

      Unrealized losses on short-term investments.......                --       210,000


      Change in assets and liabilities

        Increase in accounts receivable.................       (11,895,000)   (4,598,000)

        Increase in inventory...........................       (14,938,000)   (9,508,000)

        (Increase) decrease in prepaid expenses
          and other.....................................          (738,000)      523,000

        Increase in other assets........................          (631,000)     (435,000)

        Decrease in noncurrent deferred income taxes....            75,000        75,000

        Increase (decrease) in accounts payable.........         9,364,000      (357,000)

        Increase in accrued compensation................         3,152,000     1,375,000

        Increase in other accrued liabilities...........         4,844,000     1,201,000

        Increase in income taxes........................           960,000       338,000

        Increase in long-term liabilities...............           605,000            --
                                                               -----------   -----------
          Total adjustments.............................        (5,289,000)   (7,593,000)
                                                               -----------   -----------
          Net cash generated by operating
           activities...................................       $13,661,000   $ 1,919,000

                                  (Continued)

                                    5 of 13

                     KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                          THIRTY-NINE WEEKS ENDED
                                                       -----------------------------
                                                       DECEMBER 30,      DECEMBER 31,
                                                           1995              1994
                                                       ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..............................   $(12,257,000)     $(4,885,000)

  Net purchases of trading securities...............    (30,605,000)              --

  Net sales of short-term investments...............             --          124,000

  Proceeds from sale of property, plant and
    equipment.......................................          8,000            4,000
                                                       ------------      -----------
      Net cash used by investing
        activities..................................   $(42,854,000)     $(4,757,000)


CASH FLOWS FROM FINANCING ACTIVITIES

  Payments of long-term obligations.................             --               --

  Issuance of common stock..........................     85,297,000        1,304,000

    Tax effect of common stock issued upon
      exercise of employee stock options............      1,137,000               --
                                                       ------------      -----------
        Net cash generated by
          financing activities......................     86,434,000        1,304,000
                                                       ------------      -----------

NET INCREASE (DECREASE) IN CASH.....................     57,241,000       (1,534,000)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....      4,434,000       11,382,000
                                                       ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........   $ 61,675,000      $ 9,848,000
                                                       ------------      -----------
                                                       ------------      -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for

    Interest........................................   $         --      $        --

    Income taxes....................................   $ 10,725,000      $ 5,561,000

The accompanying notes are an integral part of these statements.



                                 6 of 13

                KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTING POLICIES

The consolidated balance sheet as of December 30, 1995, and the related consolidated statements of earnings and cash flows for the thirteen and thirty-nine week periods ended December 30, 1995 and December 31, 1994, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 1, 1995, included in the Company's Form 10-K for that period.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include temporary investments held at banks in which the Company has demand deposit accounts with negative book balances. Amounts are transferable between these accounts.

PUBLIC OFFERING

The Company completed a public offering of its common stock on September 27, 1995. The offering totaled 2,000,000 shares and net proceeds to the Company from the offering were approximately $83,846,000 after deducting the associated underwriting discount and expenses. The net proceeds from the offering are expected to be used for the construction of new facilities, development and implementation of new information systems, working capital, general corporate purposes and acquisitions of complementary businesses or assets the Company may consider from time to time. These proceeds were placed in temporary investments and trading securities and are readily available to meet capital requirements as they arise.

STOCK SPLIT

Subsequent to the close of the quarter, the Company's Board of Directors approved a 2-for-1 stock split to be effected as a 100% stock dividend. The new shares will be distributed on March 1, 1996, to stockholders of record at the close of business on February 15, 1996. The stock split will double the
11.9 million shares currently outstanding, increasing the total to 23.8 million shares. Earnings per share amounts for the thirteen and thirty-nine week periods ended December 30, 1995 and December 31, 1994 have not been adjusted for the stock split because ultimate consummation will not occur until the March 1, 1996 distribution date.

                                   7 of 13

SALES TO MAJOR CUSTOMERS

For the thirteen and thirty-nine week periods ended December 30, 1995, sales to Compaq Computer Corporation represented 14.8% and 13.4% of net sales, respectively, and sales to Applied Materials represented 12.4% and 12.8% of net sales, respectively. Sales to Compaq Computer Corporation represented 11.2% of net sales for the thirteen week period and 11.0% for the thirty-nine week period ended December 31, 1994.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the thirteen and thirty-nine weeks ended December 30, 1995 increased $35,597,000, or 55.2%, and $86,510,000, or 47.7%, respectively, compared to the same periods a year ago. The sales increase reflected internal growth primarily from increased demand from existing customers and an expanded customer base.

Gross profit increased $10,400,000, or 63.1%, for the thirteen weeks and $24,212,000, or 52.1%, for the thirty-nine weeks when compared to the corresponding periods a year ago. Gross profit as a percentage of sales increased to 26.9% from 25.6% for the thirteen week period, and to 26.4% from 25.6% for the thirty-nine week period when compared to the same periods last year. The increase in gross profit was primarily due to increased sales and an increase in the gross profit percentage that resulted from the substantial gains in contract manufacturing as a percentage of total sales. The Company believes that its profit margins from sales of manufactured products is generally greater than its profit margin on sales of distributed products.

Selling, general and administrative ("SG&A") expenses increased $3,389,000, or 30.6%, for the thirteen week period and $9,717,000, or 30.7%, for the thirty-nine week period, compared to the same periods in the previous year. However, as a percentage of sales, SG&A declined to 14.5% from 17.2% last year for the thirteen week period and to 15.5% from 17.5% for the thirty-nine week period. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations.

Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income was primarily due to net proceeds from the public offering being invested for the full thirteen week period ending December 30, 1995.

Net earnings increased $4,787,000, or 138.1%, and $9,438,000, or 99.2%, for
the thirteen and thirty-nine week periods, respectively, compared to the same periods a year ago. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume, the increase in the gross profit percentage and the Company's continued focus on cost containment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 30, 1995 was $163,360,000, an increase of $97,041,000 from April 1, 1995. The increase was primarily the result of net proceeds from the recent public offering, as well as accounts receivable and inventories growing in response to current sales levels, although inventories have grown at a higher rate reflecting anticipated future sales.

Included in the Company's working capital at December 30, 1995 are investments of $110,578,000. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At December 30, 1995, funds were invested primarily in a mortgage-backed reverse repurchase agreement, a managed fund consisting primarily of taxable, high quality corporate debt instruments, an institutional money market fund consisting primarily of taxable, high quality money market instruments, and a managed portfolio of high quality and readily marketable money market and short-term fixed income securities. All are compatible with the Company's stated investment strategy.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------
          (a)  Exhibits:
               11   Statement re computation of per share earnings.
               27   Financial Data Schedule (filed only in electronic format).
          (b)  Reports on Form 8-K:
               Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KENT ELECTRONICS CORPORATION
                                          --------------------------------
                                                     (Registrant)


Date:   February 9, 1996                 By:   /s/ Morrie K. Abramson
      ----------------------------           ---------------------------------
                                             Morrie K. Abramson
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)




Date:   February 9, 1996                 By:   /s/ Stephen J. Chapko
      ---------------------------            ---------------------------------
                                             Stephen J. Chapko
                                             Vice President, Treasurer and
                                             Secretary (Principal Financial
                                             Officer and Principal
                                             Accounting Officer)










                                       11 of 13

                                   EXHIBIT INDEX
                      Exhibit numbers are in accordance with the
                     EXHIBIT TABLE IN ITEM 601 OF REGULATION S-K


 EXHIBIT  NO.           EXHIBIT DESCRIPTION               SEQUENTIAL PAGE NO.
 -----------            -------------------               -------------------

     11               Statement re computation                    13
                      of per share earnings

     27               Financial Data Schedule                     --
                      (filed only in electronic format)







                                      12 of 13