Form 10-K
period 1996-03-30
KENT ELECTRONICS CORP
filed 1996-06-10
CIK 793024

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the Fiscal Year Ended March 30, 1996

                                          or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from          to          .
                                                        --------     --------

                            Commission file number 0-14643

                             KENT ELECTRONICS CORPORATION
                (Exact Name of Registrant as Specified in its Charter)

                 Texas                                 74-1763541
     (State or other jurisdiction                   (I.R.S. employer
   of incorporation or organization)               identification no.)


        7433 Harwin Drive                                 77036-2015
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  (   )

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 7, 1996 was approximately $884,248,622.

    As of May 7, 1996 there were outstanding 23,937,176 shares of Common Stock, without par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the 1996 Annual Meeting of Shareholders of the Registrant (Sections entitled "Common Stock Outstanding and Principal Holders Thereof" and "Proposal No. 1 - Election of Directors") is incorporated by reference in Part III of this Report.

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Kent Electronics Corporation (the "Company") is a leading national specialty distributor of electronic products and a manufacturer of custom-made electronic assemblies. The Company, through its Kent Components Distribution division, distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic products. The Company, through its wholly owned subsidiary K * TEC Electronics Corporation ("K * TEC"), also manufactures custom-made electronic interconnect assemblies, specially fabricated battery power packs, and other sub-assemblies that are built to customers' specifications, and provides a wide variety of other fully integrated electronic manufacturing services. Through Kent Datacomm ("Datacomm"), the Company distributes a broad range of premise wiring products, such as fiber optic cables, patch panels and enclosures, and local area network ("LAN") and wide area network ("WAN") equipment, such as modems, hubs, bridges and routers, directly to commercial end-users and professionals who install and service voice and data communications networks.

    The Company has concentrated its efforts on certain market niches and has not attempted to be a broad-line distributor. Moreover, it has followed a strategy of distributing the products of a selected group of leading suppliers. The Company believes that these factors provide its marketing personnel with the advantage of greater familiarity with the products they sell. The Company is increasingly focused on providing materials management services, such as bar code auto replenishment, in-plant stores, and electronic data interchange capabilities, that reduce its customers' total acquisition costs. In response to customer needs and market opportunities, the Company regularly reviews the possibility of adding other products and services to its distribution network to provide customers with an entire materials management solution. K * TEC concentrates on developing long-term relationships with a select group of original equipment manufacturers ("OEMs") desiring to lower their total production cost through outsourcing.

    The Company's customers are primarily industrial users and OEMs involved in a wide range of industries, including the data communication/collection, computer, industrial/capital goods and medical industries.

    The Company maintains its primary distribution facility in Houston, Texas, with sales offices in 18 states, some of which maintain a limited amount of local inventory and provide selected services to support specific customer needs. The Company operates manufacturing facilities in Houston and Dallas, Texas and the San Jose, California area.

DISTRIBUTION

    GENERAL. The principal focus of the Company's distribution business, conducted through its Components division, is to provide its industrial and OEM customers with rapid and reliable deliveries of specialty wiring and connector products and other passive and electromechanical products and assembled parts as well as a wide variety of materials management services. The Company utilizes a computerized inventory control system to assist in the marketing of its products and coordinate purchases from suppliers with sales to customers. The Company's computer system provides detailed on-line information regarding the availability of the Company's entire stock of inventory located at its stocking facilities as well as on-line access to the inventories of most of the Company's major suppliers. Through the Company's integrated real-time information system, customers' orders can readily be tracked through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. The Company is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. The "just-in-time" method is utilized in an effort to operate more efficiently and profitably by relying on scheduled deliveries of such components at the time they are needed in the production process and thereby reducing inventories of components.

    The principal products the Company distributes consist of connectors, receptacles and sockets, which collectively accounted for approximately 15%, 19% and 20% of the Company's total sales in its fiscal years ended in 1996, 1995 and 1994, respectively, and other electronic connecting components, such as cable and wiring products, which accounted for approximately 6%, 8% and 8% of the Company's total sales in such years. In addition, the Company distributes capacitors, resistors and electromechanical parts. Sales to Compaq Computer Corporation represented 12.2% and 11.2% of net sales in 1996 and 1995, respectively. Sales to Applied Materials represented 13.0% and 10.3% of net sales for the same years, respectively. No customer constituted 10% or more of net sales in 1994.

    As is customary in the electronic distribution industry, the Company primarily operates under short-term contracts with its suppliers. In the Company's past experience, such contracts have typically been renewed from year to year. In the year ended March 30, 1996, the Company's purchases from AMP Incorporated represented approximately 22% of its total purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of such supplier could have an adverse impact on the Company's operations.

    AFTERMARKET OPERATIONS. Datacomm serves the voice and data communications after-market. Through a focused sales effort, Datacomm offers a broad range of premise wiring products and LAN and WAN equipment to commercial end-users and professionals who install or service voice and data communications networks. Through such a marketing approach, the Company believes it is able to participate directly in the large and rapidly growing market for connection devices, reflecting the increasing use of microcomputers in LANs and WANs and the continued growth in networking and cabling needs of minicomputer and mainframe users. Datacomm can provide customers with immediate off-the-shelf delivery of voice and data communications wiring products. The Company, through Datacomm, is an authorized distributor of AMP, AT&T, Belden, Cabletron and other LAN and WAN products. Datacomm serves numerous industries, including financial, government, airline, medical, media, food, manufacturing and aerospace.

MANUFACTURING

    K * TEC provides fully integrated electronic manufacturing services, including printed circuit board assembly and test, electronic interconnect assemblies, specially fabricated battery power packs, subassemblies, sheet metal, plastic injection molding and system integration (box build). The Company has developed innovative material requirements planning (MRP) relationships with a select group of OEMs in the data processing, telecommunications, medical instrumentation and energy industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. K * TEC support teams work closely with K * TEC's customers through all stages of product planning and production to apply the latest design and production technology. K * TEC's computer systems have a computer aided design capability that allows its engineers to be on-line with an OEM's engineer when developing and changing product designs.

    K * TEC's quality control standards provide another means of serving the needs of the Company's just-in-time customers, since an important aspect of the just-in-time method is that OEMs rely on suppliers to assure quality control for subassemblies rather than providing such quality control themselves. The Company believes that K * TEC's adherence to strict quality control standards and investment in state-of-the-art production facilities and equipment have attracted and retained important customers who have established extremely rigid product quality standards.

    Substantially all of the Company's manufacturing business is contract manufacturing. The contract manufacturing business is generally characterized by close working relationships with a select group of customers. Sales of K * TEC's products represented approximately 44%, 38% and 34% of the Company's total sales for the fiscal years ended in 1996, 1995 and 1994, respectively. The Company believes that its profit margins from sales of manufactured products is generally greater than its profit margin on sales of distributed products.

MARKETING

    The Company's sales representatives undergo continuous training and attend classes in order to enhance both their technical expertise and sales techniques. Sales associates are compensated primarily on a commission basis. The Company uses direct mailings of brochures and catalogs as well as advertising in trade journals in the marketing of its products.

    The Company has concentrated its efforts in certain market niches in which it only distributes the products of a select group of leading suppliers. In addition, because sales personnel specialize within related product groupings, they are able to develop a high degree of technical expertise.

COMPETITION

    The Company faces substantial competition from a large number of distributors, suppliers and manufacturers, some of which are larger, have greater financial resources, broader name recognition, and may, in some instances, have lower costs than the Company.

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

BACKLOG

    Based upon the Company's internal backlog tracking system, and including verbal orders from customers as well as written purchase orders, the Company believes its backlog was approximately $51 million and $39 million at March 30, 1996 and April 1, 1995, respectively. Backlog has traditionally consisted of orders the Company believed to be firm, a substantial portion of which were scheduled for shipment within three months. Customers have generally been permitted to modify, reschedule or cancel their orders without penalty. With an increasing amount of the Company's business being conducted through "just-in-time" and other materials management program methods, traditional backlog is becoming a less meaningful indicator of future sales. Many of these programs require that the Company provide materials in accordance with a continually changing forecast. Although historically the Company's backlog figures have provided an indication of sales in the short term, due to the changing nature of the Company's business, backlog may no longer be a reliable indicator of future sales.

EMPLOYEES

    At March 30, 1996, the Company employed 1,191 persons, all on a full time basis. The Company's employees are not subject to any collective bargaining agreement. In addition to its employees, the Company uses other workers on a contract basis, as its needs require.

TRADEMARKS

    The Company has registered a number of trademarks and service marks relating to the operation of its business. These have been of value to the Company in the past and are expected to be of value in the future. The loss of a single trademark or service mark other than "KE Kent Electronics" or "K * TEC Electronics," in the opinion of management, would not have a material adverse effect on the conduct of its business.

ITEM 2.  PROPERTIES

    The Company's headquarters are located in a 66,000 square foot office facility in Houston, Texas, of which approximately 56,000 square feet are presently used by the Company. The Company also owns a 2.7 acre tract of vacant land adjacent to the office facility. In nearby facilities, the Company uses approximately 10,000 square feet of space for office purposes and approximately 118,000 square feet for distribution and manufacturing operations. The Company owns a 10.8 acre tract of vacant land adjoining these Houston facilities. The distribution and manufacturing facilities in Dallas, Texas are located in approximately 34,000 square feet of space and are subject to a lease expiring in May 1999. The Company has a lease expiring in April 1998 in the San Jose, California area covering approximately 40,000 square feet for manufacturing facilities. The Company's San Jose, California distribution facility contains approximately 13,000 square feet with a lease expiring in February 2000. The Company's St. Paul, Minnesota distribution facilities comprise approximately 22,000 square feet subject to a lease expiring in October 1997. At the end of fiscal 1996, the Company's other facilities, located in Austin, Texas; Fountain Valley, California; Seattle, Washington; Philadelphia, Pennsylvania; Wallingford, Connecticut; Baltimore, Maryland; Syracuse, New York; Orlando, Florida; San Diego, California; Phoenix, Arizona; Denver, Colorado; Kansas City, Kansas; Cedar Rapids, Iowa; Huntsville, Alabama; Pine Brook, New Jersey; Boston, Massachusetts; Portland, Oregon; Chicago, Illinois; and Raleigh, North Carolina occupied an aggregate of approximately 103,000 square feet subject to leases expiring at various times through the year 2000. Most of the leases are subject to renewal at the option of the Company for a term at least equal to the initial term, but at a newly determined rental rate.

    In March 1995, the Company purchased a 66 acre parcel of land and acquired a four-year option to purchase an adjacent 30 acres in Sugar Land, Texas. In January 1996, the Company completed phase one of a K * TEC facility at its Sugar Land location, consisting of approximately 210,000 square feet for manufacturing and warehouse operations and approximately 40,000 square feet for office purposes. Construction of the second phase of this project, consisting of approximately 210,000 square feet, is planned to begin during the first quarter of fiscal 1997 and is anticipated to take approximately 7 months to complete. In addition to the K * TEC manufacturing facility, the Company's new distribution facility of approximately 215,000 square feet to be located at its Sugar Land location is currently in the design phase. The Company estimates construction on the distribution facility will begin during the first quarter of fiscal 1997, with completion within 18 to 24 months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK PRICE RANGE

    The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol "KNT." The following table presents the high and low closing prices for the Common Stock for each fiscal quarter of the Company's fiscal years ended 1995 and 1996 and for a portion of the Company's current quarter, as reported by the New York Stock Exchange and as adjusted to reflect (i) a three-for-two stock split to shareholders of record on February 15, 1995 effected on March 1, 1995 as a 50% stock dividend, and (ii) a two-for-one stock split to shareholders of record on February 15, 1996, effected on March 1, 1996 as a 100% stock dividend.


                                        HIGH            LOW
                                      ------           ------
FISCAL YEAR ENDED 1995
First Quarter. . . . . . . . . . .    $10.67           $ 8.92
Second Quarter . . . . . . . . . .     12.17            10.17
Third Quarter. . . . . . . . . . .     13.33            11.42
Fourth Quarter . . . . . . . . . .     15.38            12.92

FISCAL YEAR ENDED 1996
First Quarter. . . . . . . . . . .    $18.94           $14.06
Second Quarter . . . . . . . . . .     22.38            18.75
Third Quarter. . . . . . . . . . .     29.25            19.31
Fourth Quarter . . . . . . . . . .     35.38            26.00

FISCAL YEAR ENDING 1997
First Quarter (through May 7). . .    $43.25           $34.25

    On May 7, 1996, there were 1,137 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    Historically, the Company has reinvested earnings available to Common Stock in its business and, accordingly, has not paid any cash dividends on its Common Stock. Although the Company intends to continue to invest future earnings in its business, it may determine at some future date that payment of cash dividends on Common Stock would be desirable. The payment of any such dividends would depend, among other things, upon the earnings and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended March 30, 1996, and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere herein.

                                            FISCAL YEAR ENDED
                         -----------------------------------------------------
                         MARCH 30,   APRIL 1,   APRIL 2,  APRIL 3,  MARCH 28,
                            1996       1995       1994      1993       1992
                         ---------   --------   --------  --------  ----------
                        (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
Operating Statement Data:
  Net sales. . . . . . . $372,019    $253,484   $192,887  $154,677   $ 94,695
  Gross profit . . . . .   98,728      64,877     50,648    42,270     26,489
  Earnings before
   income taxes  . . . .   46,885      22,075     15,379    12,162      9,166
  Income taxes . . . . .   18,910       8,689      5,844     4,439      3,397
  Net earnings . . . . . $ 27,975    $ 13,386   $  9,535  $  7,723   $  5,769
  Net earnings as a
   percentage of sales .      7.5%        5.3%       5.0%      5.0%       6.1%
  Earnings per share . . $   1.22    $   0.66   $   0.48  $   0.40   $   0.34
  Weighted average
   shares. . . . . . . .   22,987      20,275     19,762    19,351     16,838

                         MARCH 30,   APRIL 1,   APRIL 2,  APRIL 3,  MARCH 28,
                            1996       1995       1994      1993       1992
                         ---------   --------   --------  --------  ----------
                                              (In thousands)
Balance Sheet Data:
  Total assets . . . . . $277,461   $133,890    $114,507   $98,390   $84,581
  Long-term debt, less
   current maturities. .      --          --          --        --        --
  Stockholders' equity . 225,308     108,800      92,519    81,695    71,592

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table presents, as a percentage of sales, certain selected consolidated financial data for each of the three years, as indicated.



                                             FISCAL YEAR ENDED
                                      ----------------------------------
                                      MARCH 30,    APRIL 1,    APRIL 2,
                                        1996         1995        1994
                                      ---------   ----------   ---------
Manufacturing. . . . . . . . . . . .     44.2%       38.0%         34.4%
Distribution . . . . . . . . . . . .     55.8        62.0          65.6
                                        -----       -----         -----
Net sales. . . . . . . . . . . . . .    100.0       100.0         100.0
Cost of sales. . . . . . . . . . . .     73.5        74.4          73.7
                                        -----       -----         -----
Gross profit . . . . . . . . . . . .     26.5        25.6          26.3
Selling, general and administrative
 expenses. . . . . . . . . . . . . .     15.0        17.3          18.7
                                        -----       -----         -----
Operating profit . . . . . . . . . .     11.5         8.3           7.6
Other income (expense)
  Interest expense . . . . . . . . .      --          --            --
  Other - net (principally interest
   and dividend income). . . . . . .      1.1         0.4           0.4
                                        -----       -----         -----
Earnings before income taxes . . . .     12.6         8.7           8.0
Income taxes . . . . . . . . . . . .      5.1         3.4           3.0
                                        -----       -----         -----
Net earnings . . . . . . . . . . . .      7.5%        5.3%          5.0%
                                        -----       -----         -----
                                        -----       -----         -----

COMPARISON OF FISCAL YEAR 1996 WITH FISCAL YEAR 1995

    Net sales for the fiscal year ended March 30, 1996 increased
$118,535,189, or 46.8%, when compared to the fiscal year ended April 1, 1995. The sales increase reflected internal growth primarily from increased demand from existing customers and an expanded customer base.

    Gross profit increased $33,850,786, or 52.2%, compared to the preceding year. Gross profit as a percentage of sales increased to 26.5% from 25.6% in the prior year. The increase in gross profit was primarily due to increased sales and an increase in the gross profit percentage that benefited from the substantial gains in contract manufacturing as a percentage of total sales. The Company believes that its profit margins from sales of manufactured products are generally higher than its profit margins on sales of distributed products.

    Selling, general and administrative (SG&A) expenses increased $11,833,358, or 26.9%, compared to the prior fiscal year. However, as a percentage of sales, SG&A expenses declined to 15.0% from 17.3% in the preceding year. The decline in SG&A expenses as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations.

    Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income was primarily due to the invested net proceeds from the September 1995 public offering.

    Net earnings increased $14,589,133, or 109.0% when compared to the prior year. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume, the increase in the gross profit percentage and the Company's continued focus on cost containment.

COMPARISON OF FISCAL YEAR 1995 WITH FISCAL YEAR 1994

    Net sales for the fiscal year ended April 1, 1995, increased $60,596,687, or 31.4%, compared to the prior year. The sales increase reflected internal growth, primarily from increased demand from existing customers and an expanded customer base.

    Gross profit increased $14,229,197, or 28.1%, when compared to the prior year. Gross profit as a percentage of sales decreased to 25.6% from 26.3% in the previous year. The decline in the gross profit percentage was primarily due to the highly competitive conditions in the electronics and personal computer industries, creating downward pressure on margins. The increase in gross profit was primarily due to increased sales, partially offset by a slight decline in the gross profit percentage.

    SG&A expenses increased $7,904,923, or 22.0%, when compared to the preceding year. As a percentage of sales, expenses decreased to 17.3% from 18.7% when compared to the previous year. The decline reflected the Company's continued focus on cost containment to reduce expenses as a percentage of sales. The increase in expense was primarily due to the expenses necessary to support the growth of the Company's existing operations.

    Other-net consisted principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest income was due to the Company shifting a portion of available funds into a higher yielding taxable investment vehicle from a tax exempt municipal money market fund, and higher interest rates.

    Net earnings increased $3,851,048, or 40.4%, when compared to the prior year. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 30, 1996 was $165,682,111, an increase of $99,363,687 from April 1, 1995. The increase was primarily the result of net proceeds from the September 1995 public offering, as well as accounts receivable growing in response to current sales levels and inventories growing in anticipation of future sales.

    Included in the Company's working capital at March 30, 1996 are investments of $114,298,457. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At March 30, 1996, funds were invested primarily in a reverse repurchase agreement, a managed fund consisting primarily of taxable, high quality corporate debt instruments, an institutional money market fund consisting primarily of taxable, high quality money market type instruments and a portfolio managed by a professional investment management firm. All are compatible with the Company's stated investment strategy.

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

    The Company is currently constructing the second phase of the K * TEC manufacturing, warehouse and administrative facility and a new distribution facility at its Sugar Land location which will require aggregate capital expenditures of approximately $22 million in fiscal 1997 and approximately $12 million in fiscal 1998. Management believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements and those anticipated in the near future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Kent Electronics Corporation

    We have audited the consolidated balance sheets of Kent Electronics Corporation and Subsidiaries as of March 30, 1996 and April 1, 1995, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended March 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Electronics Corporation and Subsidiaries as of March 30, 1996 and April 1, 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended March 30, 1996, in conformity with generally accepted accounting principles.


                             GRANT THORNTON LLP

Houston, Texas
May 6, 1996

                    KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                           MARCH 30, 1996 AND APRIL 1, 1995


                 ASSETS                             1996              1995
                                               -------------     ------------
CURRENT ASSETS
  Cash and cash equivalents (including
   temporary investments of $75,551,602 in
   1996 and $6,395,425 in 1995). . . . . . .   $ 73,191,479      $  4,434,457
  Trading securities, net. . . . . . . . . .     38,746,855        16,832,467
  Accounts receivable, net . . . . . . . . .     52,469,442        33,963,810
  Inventories
    Materials and purchased products . . . .     44,741,013        30,080,372
     Work in process . . . . . . . . . . . .      3,413,779         3,039,140
                                               ------------      ------------
                                                 48,154,792        33,119,512
  Other. . . . . . . . . . . . . . . . . . .      4,296,511         2,778,348
                                               ------------      ------------
      Total current assets . . . . . . . . .    216,859,079        91,128,594

PROPERTY AND EQUIPMENT
  Land . . . . . . . . . . . . . . . . . . .      7,422,183         7,089,838
  Buildings. . . . . . . . . . . . . . . . .     18,589,883         6,697,207
  Equipment, furniture and fixtures. . . . .     34,444,175        26,205,888
  Leasehold improvements . . . . . . . . . .      1,722,276         1,362,806
                                               ------------      ------------
                                                 62,178,517        41,355,739
      Less accumulated depreciation and
       amortization. . . . . . . . . . . . .    (17,328,591)      (13,620,455)
                                               ------------      ------------
                                                 44,849,926        27,735,284
DEFERRED INCOME TAXES. . . . . . . . . . . .      1,369,000           838,000
OTHER ASSETS . . . . . . . . . . . . . . . .      1,582,162         1,022,244
COST IN EXCESS OF NET ASSETS ACQUIRED, less
 accumulated amortization of $1,994,127 in
 1996 and $1,629,122 in 1995. . . . . . . .      12,801,855        13,166,859
                                               ------------      ------------
                                               $277,462,022      $133,890,981
                                               ------------      ------------
                                               ------------      ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . .    $ 30,924,194      $ 15,479,278
  Accrued compensation. . . . . . . . . . .       9,904,241         4,579,595
  Other accrued liabilities . . . . . . . .       5,177,053         3,057,149
  Income taxes. . . . . . . . . . . . . . .       5,171,480         1,694,148
                                               ------------      ------------
      Total current liabilities . . . . . .      51,176,968        24,810,170
LONG-TERM LIABILITIES . . . . . . . . . . .         976,418           281,205
COMMITMENTS AND CONTINGENCIES . . . . . . .              --                --
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value; authorized
   2,000,000 shares; none issued. . . . . .              --                --
  Common stock, no par value; authorized
   30,000,000 shares; issued and outstanding
   23,937,176 shares in 1996 and 19,609,486
   shares in 1995 . . . . . . . . . . . . .      38,335,899        34,742,597
  Additional paid-in capital. . . . . . . .     110,154,419        25,213,946
  Retained earnings . . . . . . . . . . . .      76,818,318        48,843,063
                                               ------------      ------------
                                                225,308,636       108,799,606
                                               ------------      ------------
                                               $277,462,022      $133,890,981
                                               ------------      ------------
                                               ------------      ------------

           The accompanying notes are an integral part of these statements.

                    KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
             YEARS ENDED MARCH 30, 1996, APRIL 1, 1995 AND APRIL 2, 1994


                                         1996             1995              1994
                                     ------------       ------------      ------------
Net sales. . . . . . . . . . . . . . $372,018,931       $253,483,742      $192,887,055
Cost of sales. . . . . . . . . . . .  273,290,618        188,606,215       142,238,725
                                     ------------       ------------      ------------
    Gross profit . . . . . . . . . .   98,728,313         64,877,527        50,648,330

Selling, general and administrative
 expenses. . . . . . . . . . . . . .   55,750,449         43,917,091        36,012,168
                                     ------------       ------------      ------------
    Operating profit . . . . . . . .   42,977,864         20,960,436        14,636,162

Other income (expense)
  Interest expense . . . . . . . . .      (20,004)           (18,000)          (15,000)
  Other-net (principally interest
   and dividend income). . . . . . .    3,927,495          1,132,686           757,912
                                     ------------       ------------      ------------
      Earnings before income taxes .   46,885,355         22,075,122        15,379,074
Income taxes . . . . . . . . . . . .   18,910,100          8,689,000         5,844,000
                                     ------------       ------------      ------------
      NET EARNINGS . . . . . . . . . $ 27,975,255       $ 13,386,122      $  9,535,074
                                     ------------       ------------      ------------
                                     ------------       ------------      ------------
Earnings per share . . . . . . . . . $       1.22       $       0.66      $       0.48
                                     ------------       ------------      ------------
                                     ------------       ------------      ------------
Weighted average shares. . . . . . .   22,986,500         20,275,000        19,762,000
                                     ------------       ------------      ------------
                                     ------------       ------------      ------------

           The accompanying notes are an integral part of these statements.

                    KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             YEARS ENDED APRIL 2, 1994, APRIL 1, 1995 AND MARCH 30, 1996




                                          COMMON STOCK           ADDITIONAL
                                     -----------------------       PAID-IN      RETAINED
                                       SHARES        AMOUNT       CAPITAL        EARNINGS
                                     ----------   -----------  -------------  ------------
Balance at April 3, 1993 . . . . . . 19,248,368   $32,035,669    $23,737,053   $25,921,867
Common stock issued upon exercise
 of employee stock options,
 including tax effect. . . . . . . .    126,750       666,891             --            --
Amortization of unearned
 compensation related to stock
 option plans. . . . . . . . . . . .         --            --        622,454            --
Net earnings for the year. . . . . .         --            --             --
                                                                                 9,535,074
                                     ----------   -----------   ------------   -----------
Balance at April 2, 1994 . . . . . . 19,375,118    32,702,560     24,359,507    35,456,941
Common stock issued upon exercise of
 employee stock options, including
 tax effect. . . . . . . . . . . . .    235,202     2,040,037             --            --
Common stock split fractional
 shares. . . . . . . . . . . . . . .       (834)           --        (16,325)           --
Amortization of unearned
 compensation related to stock
 option plans. . . . . . . . . . . .         --            --        870,764            --
Net earnings for the year. . . . . .         --            --             --    13,386,122
                                     ----------   -----------   ------------   -----------
Balance at April 1, 1995 . . . . . . 19,609,486    34,742,597     25,213,946    48,843,063
Net proceeds from public stock
 offering. . . . . . . . . . . . . .  4,000,000        20,000     83,825,670            --
Common stock issued upon exercise of
 employee stock options, including
 tax effect. . . . . . . . . . . . .    327,690     3,572,302             --            --
Common stock split . . . . . . . . .         --         1,000         (1,000)
Amortization of unearned compensation
 related to stock option plans . . .         --            --      1,115,803            --
Net earnings for the year. . . . . .         --            --             --    27,975,255
                                     ----------   -----------    ------------   -----------
Balance at March 30, 1996. . . . . . 23,937,176   $38,335,899    $110,154,419  $76,818,318
                                     ----------   -----------    ------------   -----------
                                     ----------   -----------    ------------   -----------



            The accompanying notes are an integral part of this statement.

                    KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED MARCH 30, 1996, APRIL 1, 1995 AND APRIL 2, 1994

                                          1996        1995        1994
                                      ------------  ------------  --------------
Cash flows from operating activities
 Net earnings . . . . . . . . . . . . $ 27,975,255    $13,386,122  $   9,535,074
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities
    Depreciation and amortization . .    4,251,771      3,806,652      3,202,761
    Provision for losses on accounts
     receivable . . . . . . . . . . .      192,522        163,171        334,691
    Loss (gain) on sale of property
     and equipment. . . . . . . . . .       35,285           (268)         6,688
    Stock option expense. . . . . . .    1,115,803        870,764        622,454
    Unrealized (gains) losses on
     trading securities . . . . . . .      (44,547)       224,684             --
    Unrealized losses on short-term
     investments. . . . . . . . . . .           --            --          77,300
    Net purchases of trading
     securities . . . . . . . . . . .  (21,869,841)    (1,872,972)            --
    Change in assets and liabilities
     Increase in accounts receivable   (18,698,154)    (8,088,900)    (4,212,860)
     Increase in inventories. . . . .  (15,035,280)    (9,919,652)    (5,819,343)
     Increase in other. . . . . . . .   (1,518,163)      (708,151)      (375,091)
     (Increase) decrease in other
      assets. . . . . . . . . . . . .     (601,625)      (421,951)         3,942
     (Increase) decrease in deferred
      income taxes. . . . . . . . . .     (531,000)       432,000        812,000
      Increase (decrease) in accounts
       payable. . . . . . . . . . . .   15,444,916       (910,333)     4,514,425
      Increase in accrued
       compensation . . . . . . . . .    5,324,646      2,057,693        288,398
      Increase in other accrued
       liabilities. . . . . . . . . .    2,119,904      1,036,733        399,723
      Increase in income taxes. . . .    3,477,332        638,390         89,495
      Increase in long-term
       liabilities. . . . . . . . . .      695,213        281,205             --
                                      ------------    -----------   ------------
          Net cash provided by
           operating activities . . .    2,334,037        975,187      9,479,657
Cash flows from investing activities
 Capital expenditures . . . . . . . .  (21,042,565)    (9,960,471)    (5,751,781)
 Net purchases of short-term
  investments . . . . . . . . . . . .           --             --    (15,261,479)
 Proceeds from sale of property and
  equipment . . . . . . . . . . . . .       47,578         13,850         16,223
                                      ------------    -----------   ------------
          Net cash used by
           investing activities . . .  (20,994,987)    (9,946,621)   (20,997,037)
Cash flows from financing activities
 Issuance of common stock . . . . . .   86,280,972      1,526,037        365,167
 Payment for fractional shares. . . .           --        (16,325)            --
Tax effect of common stock issued
 upon exercise of employee stock
 options. . . . . . . . . . . . . . .    1,137,000        514,000        301,724
                                      ------------    -----------   ------------
          Net cash provided by
           financing activities . . .   87,417,972      2,023,712        666,891
                                      ------------    -----------   ------------
Net increase (decrease) in cash . . .   68,757,022     (6,947,722)   (10,850,489)
Cash and cash equivalents at
 beginning of year. . . . . . . . . .    4,434,457     11,382,179     22,232,668
                                      ------------    -----------   ------------
Cash and cash equivalents at end of
 year . . . . . . . . . . . . . . . . $ 73,191,479    $ 4,434,457   $ 11,382,179
                                      ------------    -----------   ------------
                                      ------------    -----------   ------------
Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
 Interest . . . . . . . . . . . . . . $     20,004    $    18,000   $     15,000
 Income taxes . . . . . . . . . . . . $ 16,235,768    $ 7,713,610   $  4,813,667



           The accompanying notes are an integral part of these statements.

                    KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED MARCH 30, 1996, APRIL 1, 1995 AND APRIL 2, 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies:

PRINCIPLES OF CONSOLIDATION

     Kent Electronics Corporation consolidates its accounts with those of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ended March 30, 1996, April 1, 1995 and April 2, 1994 all consisted of 52 weeks.

USE OF ESTIMATES

    In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates at purchase of ninety days or less.

    Securities purchased under agreements to resell, reverse repurchase agreements, result from transactions that are collateralized by negotiable securities and are carried at the amounts at which the securities will subsequently be resold. It is the policy of the Company not to take possession of securities purchased under agreements to resell. At March 30, 1996, agreements to resell securities in the amount of $25,538,000 with a two-day maturity were outstanding.

    Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

                   KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

TRADING SECURITIES AND SHORT-TERM INVESTMENTS

    In 1995, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement established standards of financial accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Net unrealized holding gains on trading securities of $44,600 are included in net earnings for 1996 as indicated in the following table:




     Net Unrealized loss on trading securities at
      beginning of year. . . . . . . . . . . . . . . . . . . . . . $302,000
     Decrease in unrealized loss included in
      earnings during the year . . . . . . . . . . . . . . . . . .  (44,600)
                                                                   --------
     Net unrealized loss on trading securities at end of year. . . $257,400
                                                                   --------
                                                                   --------

ACCOUNTS RECEIVABLE

    The Company's allowance for doubtful accounts was $999,000 at March 30, 1996 and $979,000 at April 1, 1995.

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

                      KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

COST IN EXCESS OF NET ASSETS ACQUIRED

    Cost in excess of net assets acquired represents the excess of the purchase price over the value of net assets acquired for previous acquisitions, and is being amortized on a straight-line basis over 40 years. on an ongoing basis, management reviews the valuation and amortization of the cost in excess of net assets. as part of this review, the company considers the current and future levels of net income generated by the related acquisition to determine that no impairment has occurred.

NEW PRONOUNCEMENTS

    In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 established guidance for the recognition and measurement of impairment losses for long-lived assets and certain intangibles and valuation of long-lived assets to be disposed. This Statement is effective for years beginning after December 15, 1995. The Company does not expect the effect of SFAS No. 121 to be material to the financial statements taken as a whole.

    In 1995, the FASB also issued SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). the SFAS allows entities to compute compensation cost related to employee stock options by either using a fair-value-based method or by continuing to use the method prescribed in APB No. 25 "Accounting for Stock Issued to Employees" (APB No. 25). Even if entities plan to continue to apply apb no. 25, they will be required to adopt the new disclosure requirements of SFAS No. 123. The effective date of this Statement is for years beginning after December 15, 1995. The Company plans to continue to apply APB No. 25.

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

                      KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

    The provision for income taxes consisted of the following:


                                                    FISCAL YEARS ENDED
                                           --------------------------------------
                                               1996           1995        1994
                                           -----------    ----------   ----------

Currently payable. . . . . . . . . . . .  $ 19,562,000    $8,308,000   $4,978,000

Tax reduction for exercise
 of stock options credited to
 stockholders' equity. . . . . . . . . .     1,137,000       514,000      302,000

Deferred (benefit) expense . . . . . . .    (1,788,900)     (133,000)     564,000
                                           -----------    ----------   ----------
                                           $18,910,100    $8,689,000   $5,844,000
                                           -----------    ----------   ----------
                                           -----------    ----------   ----------

A reconciliation of income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of earnings follows:

                                                    FISCAL YEARS ENDED
                                           --------------------------------------
                                               1996           1995        1994
                                           -----------    ----------   ----------

Tax at statutory rate. . . . . . . . . .   $16,410,000    $7,726,000   $5,229,000
Increases (reductions)
 State income taxes, net of federal tax
 effect. . . . . . . . . . . . . . . . .     1,652,000       742,000      482,000

 Other - net . . . . . . . . . . . . . .       848,100       221,000      133,000
                                            ----------     ---------    ---------
 Income taxes as reported. . . . . . . .   $18,910,100    $8,689,000   $5,844,000
                                            ----------     ---------    ---------
                                            ----------     ---------    ---------

                      KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

    Deferred tax assets and liabilities at March 30, 1996 and April 1, 1995 consist of the following:


                                                       1996            1995
                                                 --------------   --------------

CURRENT DEFERRED ASSET

  Allowance for doubtful accounts. . . . . . . .    $  395,000        $  392,000
  Capitalization of additional inventory
   costs . . . . . . . . . . . . . . . . . . . .       870,000           672,000
  Accrued expenses not currently
   deductible, net of reversals. . . . . . . . .       517,000           320,000
  Net operating losses . . . . . . . . . . . . .       320,000           330,000
  Deferred compensation. . . . . . . . . . . . .       616,000             --
  Other. . . . . . . . . . . . . . . . . . . . .       562,000           157,000
                                                    ----------        ----------
                                                   $ 3,280,000        $1,871,000
                                                    ----------        ----------
                                                    ----------        ----------

LONG-TERM DEFERRED ASSET
  Depreciation . . . . . . . . . . . . . . . . .    (2,007,000)       (1,763,000)
  Fixed asset bases differences. . . . . . . . .       630,000           649,000
  Stock compensation . . . . . . . . . . . . . .     1,291,000           861,000
  Net operating losses . . . . . . . . . . . . .       770,000         1,091,000
  Deferred compensation. . . . . . . . . . . . .       685,000                --
                                                    ----------        ----------
                                                   $ 1,369,000        $  838,000
                                                    ----------        ----------
                                                    ----------        ----------

    Acquired net operating losses are approximately $3,116,000 at March 30, 1996, expire in various amounts through 2003, and are subject to annual usage limitations.

    The current deferred asset is included in other current assets and the long-term deferred asset is included in other assets in the accompanying Balance Sheets.

                   KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  COMMITMENTS AND CONTINGENCIES

    The Company conducts a portion of its operations in leased office, warehouse, and manufacturing facilities and leases transportation equipment. Rent expense for 1996, 1995, and 1994 was approximately $2,036,000, $1,695,000 and $1,472,000, respectively.

    The following is a schedule by years of minimum future rentals as of March 30, 1996:


         Fiscal years
          ending in                                            Amount
         ------------                                          ------
           1997                                               $1,794,000
           1998                                                1,513,000
           1999                                                1,010,000
           2000                                                  550,000
           2001                                                  100,000
         Thereafter                                                6,000
                                                              ----------
         Total minimum future rentals                         $4,973,000
                                                              ----------
                                                              ----------


    The Company has instituted a self-insurance program for employees' major medical coverages. Claims under the self-insurance program are insured for amounts greater than $50,000 per employee. The aggregate annual amount self-insured varies based on participant levels and was limited to approximately $2,100,000 as of March 30, 1996. Claims are accrued as incurred and the total expense under the program was approximately $2,103,000, $2,121,000 and $1,258,000 in 1996, 1995 and 1994, respectively.

    The Company is engaged in litigation occurring in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

4.  SALES TO MAJOR CUSTOMERS

    Sales to Compaq Computer Corporation represented 12.2% and 11.2% of net sales in 1996 and 1995, respectively. Sales to Applied Materials represented 13.0% and 10.3% of net sales for the same years, respectively. No customer constituted 10% or more of net sales in 1994.

                   KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

STOCKHOLDER RIGHTS PLAN

    The Company has adopted a stockholder rights plan, declaring a distribution of one equity purchase right on each outstanding share of the Company's common stock. Upon the occurrence of certain events, each right would entitle the holder to purchase, at a price of $40, one one-hundredth of a share of the Company's Series A Preferred Stock. Additionally, under certain circumstances, the holder of rights may be entitled to purchase either the Company's common stock or securities of an acquiring entity at half of market value.

STOCK SPLIT

    The Company's common stock was split three-for-two to stockholders of record on February 15, 1995, and was effected as a 50% stock dividend. The Company's common stock was split two-for-one to stockholders of record on February 15, 1996, and was effected as a 100% stock dividend. All issued and outstanding shares, stock option data and earnings per share amounts in the consolidated financial statements have been restated to give effect to the stock splits.

6.  BENEFIT PLANS

STOCK OPTIONS

    At March 30, 1996, the Company had nonqualified stock option plans which allow for the grant of 5,982,500 common shares for options, of which 1,650,709 are available for future grants. Options granted under the plans have a maximum term of 15 years and are exercisable under the terms of the respective option agreements. Under some plans, options may be granted with exercise prices of less than the stock's market value at the date of grant.

                   KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                      Number of                    Option price
                                        shares                        range
                                     under option                    per share
                                     ------------                  ------------
Outstanding at April 3, 1993 . . .    1,260,948                   $2.00 - $8.80
     Granted . . . . . . . . . . .    1,228,500                    3.59 -  9.63
     Exercised . . . . . . . . . .     (126,750)                   2.00 -  7.25
     Lapsed/forfeited. . . . . . .      (46,600)                   2.05 -  8.59
                                      ---------                   -------------
Outstanding at April 2, 1994 . . .    2,316,098                    2.34 -  9.63
     Granted . . . . . . . . . . .      143,250                    9.13 - 13.88
     Exercised . . . . . . . . . .     (235,202)                   2.34 -  8.80
     Lapsed/forfeited. . . . . . .      (43,502)                   6.96 -  6.96
                                      ---------                   -------------
Outstanding at April 1, 1995 . . .    2,180,644                    3.43 - 13.88
     Granted . . . . . . . . . . .      802,400                    7.25 - 32.69
     Exercised . . . . . . . . . .     (327,691)                   3.43 - 18.88
     Lapsed/forfeited. . . . . . .      (85,852)                   6.96 - 19.19
                                      ---------                   -------------
Outstanding at March 30, 1996. . .    2,569,501                   $3.46 -$32.69
                                      ---------                   -------------
                                      ---------                   -------------

At March 30, 1996, options representing 449,701 shares were exercisable.

                KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

TAX-DEFERRED SAVINGS AND RETIREMENT PLAN AND TRUST

    The Company sponsors a Tax-Deferred Savings and Retirement Plan (the Plan) covering substantially all employees. Under the Plan, a participating employee may allocate up to 12% of salary, and the Company makes matching contributions of up to 3% thereof. Additionally, the Company may elect to make additional contributions at its option. Such contributions accrue to employee accounts regardless of whether they have elected to participate in the salary deferral option of the Plan. The Company contributed approximately $618,000, $639,000 and $514,000 to the Plan in fiscal years ended March 30, 1996, April 1, 1995 and April 2, 1994, respectively.

    The Company has deferred compensation plans for management and highly compensated associates of the Company. Under one plan, a participant may elect to defer a minimum of 3% of their compensation. The Company has agreed to match the participant's compensation amount, limited to 50% of the first 6% of compensation deferred. Participants become vested in the Company matching contributions at the rate of 10% per plan year, or vest fully at age 60. Under another deferred benefit plan, the participant will receive minimum annual payments subsequent to retirement of the participant for the greater of 15 years or life.

    Under the first plan, the Company has accrued at March 30, 1996 and April 1, 1995, approximately $976,000 and $281,000, respectively, for participant and Company contributions which are recorded as long-term liabilities on the Balance Sheet. Under the second plan, annual expense will range from $1.2 million to $1.6 million through March 31, 2001, based on accruing the present value of the minimum benefits through the date the participant vests in the payments.

7.  EARNINGS PER SHARE

    Earnings per share are based upon the weighted average number of common shares outstanding during each year. Options are included in periods where they have a dilutive effect.

                KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

8.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for fiscal years 1996, 1995 and 1994:

                                        First    Second     Third      Fourth
                                       Quarter   Quarter    Quarter    Quarter
                                       -------   -------   --------   --------
                                        (In thousands, except per share amounts)
Year ended March 30, 1996
- -------------------------

     Net sales . . . . . . . . . . .   $77,585   $90,190   $100,059   $104,185
     Gross profit. . . . . . . . . .    19,973    23,803     26,880     28,072
     Net earnings. . . . . . . . . .     4,679     6,018      8,253      9,025
     Earnings per share. . . . . . .      0.23      0.29       0.33       0.36

Year ended April 1, 1995
- ------------------------

     Net sales . . . . . . . . . . .   $56,527   $60,335    $64,462     $72,160
     Gross profit. . . . . . . . . .    14,524    15,440     16,480      18,433
     Net earnings. . . . . . . . . .     2,831     3,215      3,466       3,874
     Earnings per share. . . . . . .      0.14      0.16       0.17        0.19

Year ended April 2, 1994
- ------------------------

     Net sales . . . . . . . . . . .   $43,245   $46,914    $49,238     $53,490
     Gross profit. . . . . . . . . .    11,532    12,434     12,935      13,747
     Net earnings. . . . . . . . . .     2,073     2,293      2,509       2,660
     Earnings per share. . . . . . .      0.11      0.12       0.13        0.13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                   PART III

    In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Registrant has filed with the Securities and Exchange Commission, not later than 120 days after March 30, 1996, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Common Stock Outstanding and Principal Holders Thereof" and "Proposal No. 1 -- Election of Directors" which sections of such proxy statement are incorporated herein.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
      1.   FINANCIAL STATEMENTS:

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants . . . . . . . . . . . .  12
Consolidated balance sheets at March 30, 1996 and April 1, 1995. . . . . .  13
Consolidated statements of earnings for the years ended March 30, 1996,
     April 1, 1995 and April 2, 1994 . . . . . . . . . . . . . . . . . . .  14
Consolidated statement of stockholders' equity for the years ended
     April 2, 1994, April 1, 1995 and March 30, 1996 . . . . . . . . . . .  15
Consolidated statements of cash flows for the years ended March 30, 1996,
      April 1, 1995 and April 2, 1994. . . . . . . . . . . . . . . . . . .  16
Notes to consolidated financial statements . . . . . . . . . . . . . . . .  17


    2.   FINANCIAL STATEMENT SCHEDULE:

         Schedule II--Allowance for Doubtful Receivables for the years ended
                      April 2, 1994 , April 1, 1995 and March 30, 1996

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

    3.5   --  Amended and Restated Bylaws of Kent Electronics Corporation.

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

    10.1* -- Chief Executive Stock Option Plan and Agreement between Kent Electronics Corporation and Morrie K. Abramson dated July 24, 1991. Incorporated by reference to Exhibit 10.1 to 1992 Form 10-K.(1)

    10.2* -- Amendment to Chief Executive Stock Option Plan between Kent Electronics Corporation and Morrie K. Abramson dated June 26, 1992. Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 3, 1993 (the "1993 Form 10-K").(1)

    10.3* -- Amendment to Chief Executive Officer Stock Option Plan and Agreement between Kent Electronics Corporation and Morrie K. Abramson dated June 30, 1994. Incorporated by reference to
              Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1995 (the "1995 Form 10-K").(1)

    10.4* -- K * TEC President Stock Option Plan and Agreement between Kent Electronics Corporation and Randy J. Corporron dated May 1, 1993. Incorporated by reference to Exhibit 10.4 to 1993 Form 10-K.(1)

    10.5* -- K * TEC General Manager Stock Option Plan and Agreement between Kent Electronics Corporation and Rodney J. Corporron dated May 1, 1993. Incorporated by referenced to Exhibit 10.5 to 1993 Form 10-K.(1)

   10.6*  --  1991 Non-Employee Director Stock Option Plan, as amended.
              Incorporated by reference to Exhibit 10.2 to 1992 Form 10-K.(1)

   10.7   --  1996 Non-Employee Director Stock Option Plan.(1)

   10.8*  --  Amended and Restated 1987 Stock Option Plan.  Incorporated by
              reference to Exhibit 10.3 to 1992 Form 10-K.(1)

   10.9*  --  Amendments of Amended and Restated 1987 Stock Option Plan.
              Incorporated by reference to Exhibit 10.8 to 1993 Form 10-K.(1)

   10.10* --  Kent Electronics Corporation Stock Option Plan and Agreement for
              the Company's Executive Vice President Sales-Distribution between Kent Electronics Corporation and Larry D. Olson dated May 8, 1995. Incorporated by reference to Exhibit 10.11 to
              1995 Form 10-K.(1)

   10.11* --  Kent Electronics Corporation Stock Option Plan and Agreement for
              the Company's Executive Vice President Operations-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated
              May 8, 1995. Incorporated by reference to Exhibit 10.12 to 1995 Form 10-K.(1)

   10.12* --  Kent Electronics Corporation Stock Option Plan and Agreement for
              the Company's Vice President, Secretary and Treasurer between Kent Electronics Corporation and Stephen J. Chapko dated May 8, 1995. Incorporated by reference to Exhibit 10.13 to 1995 Form 10-K.(1)

   10.13  --  Kent Electronics Corporation Stock Option Plan and Agreement for
              the Company's Vice President, Corporate Controller between Kent Electronics Corporation and David D. Johnson dated May 9, 1996.(1)

   10.14  --  Kent Electronics Corporation 1996 Employee Incentive Plan.(1)

   10.15  --  Kent Electronics Corporation Tax-Deferred Savings and Retirement
              Plan and Trust (As Amended and Restated Effective March 26,
              1989).(1)

   10.16* --  Kent Electronics Corporation Deferred Compensation Plan dated
              July 28, 1994. Incorporated by reference to Exhibit 10.15 to 1995 Form 10-K.(1)

   10.17  --  First Amendment to the Kent Electronics Corporation Deferred
              Compensation Plan.(1)

   10.18* --  Trust Agreement for Kent Electronics Corporation Deferred
              Compensation Plan dated July 28, 1994. Incorporated by reference to Exhibit 10.16 to 1995 Form 10-K.(1)

    10.19*    --   Contracts between Kent Electronics Corporation and AMP
                   Products Corporation effective as of July 22, 1988 and
                   July 31, 1986, respectively, and addenda thereto.
                   Incorporated by reference to Exhibit 10.5 to the Company's
                   Annual Report on Form 10-K for the Fiscal Year Ended April
                   1, 1989.

    10.20*    --   Form of Agreement by and between Kent Electronics
                   Corporation and Morrie K. Abramson dated March 16, 1993.
                   Incorporated by reference to Exhibit 10.21 to 1993 Form
                   10-K.(1)

    10.21*    --   Form of Executive Health Care Benefits and Consulting
                   Agreement by and between Kent Electronics Corporation and Morrie K. Abramson dated January 27, 1993. Incorporated by reference to Exhibit 10.22 to 1993 Form 10-K.(1)

    10.22     --   Employment Agreement dated January 3, 1996 by and between
                   Morrie K. Abramson and Kent Electronics Corporation.(1)

    10.23     --   Kent Electronics Corporation Chief Executive Officer
                   Deferred Compensation Plan and Agreement dated January 3,
                   1996 by and between Kent Electronics Corporation and Morrie K. Abramson.(1)

    10.24     --   Trust Agreement for Kent Electronics Corporation Chief
                   Executive Officer Deferred Compensation Plan and Agreement and Employment Agreement dated January 3, 1996 by and between Kent Electronics Corporation and Texas Commerce
                   Bank National Association, as trustee.(1)

    10.25*    --   Special Warranty Deed from Sugarland Properties Incorporated to Kent Electronics Corporation dated March 7, 1995 for 51 acres of land. Incorporated by reference to Exhibit 10.23 to 1995 Form 10-K.

    10.26*    --   Special Warranty Deed from Sugarland Properties Incorporated to Kent Electronics Corporation dated March 7, 1995 for 15 acres of land. Incorporated by reference to Exhibit 10.24 to 1995 Form 10-K.

    10.27*    --   Development and Construction Management Agreement by and
                   between Sugarland Properties Incorporated and Kent
                   Electronics Corporation dated April 21, 1995.
                   Incorporated by reference to Exhibit 10.25 to 1995 Form
                   10-K.

    10.28*    --   Irrevocable Standby Letter of Credit with Texas Commerce
                   Bank National Association dated May 2, 1995. Incorporated by reference to Exhibit 10.26 to 1995 Form 10-K.

    11   --   Computation of earnings per share.

    21   --   Subsidiaries of Kent Electronics Corporation.

    23.1 --   Consent of Independent Certified Public Accountants.

    27   --   Financial Data Schedule.

- ----------------
*   Incorporated by reference.
(1) Management contract or compensatory plan or agreement

    (B)  REPORTS ON FORM 8-K:

         None.

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

                                       Date: June 10, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                            Date
       ---------                      -----                            -----
/s/ MORRIE K. ABRAMSON    Chairman of the Board, Chief Executive   June 10, 1996
- ------------------------  Officer, President and Director
Morrie K. Abramson        (Principal Executive Officer)

/s/ STEPHEN J. Chapko     Vice President, Treasurer and            June 10, 1996
- ------------------------  Secretary (Principal Financial
Stephen J. Chapko         Officer)

/s/ DAVID D. JOHNSON      Vice President, Corporate Controller     June 10, 1996
- ------------------------  (Principal Accounting Officer)
David D. Johnson

/s/ MAX S. LEVIT          Director                                 June 10, 1996
- ------------------------
Max S. Levit

/s/ DAVID SIEGEL          Director                                 June 10, 1996
- ------------------------
David Siegel

/s/ RICHARD C. WEBB       Director                                 June 10, 1996
- ------------------------
Richard C. Webb

/s/ ALVIN L. ZIMMERMAN    Director                                 June 10, 1996
- ------------------------
Alvin L. Zimmerman

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors and Stockholders
Kent Electronics Corporation

    In connection with our audit of the consolidated financial statements of Kent Electronics Corporation and Subsidiaries for the year ended March 30, 1996, we have also audited Schedule II for each of the three years in the period ended March 30, 1996. In our opinion, this consolidated schedule presents fairly, in all material respects, the information required to be set forth therein.

                                       GRANT THORNTON LLP



Houston, Texas
May 6, 1996

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
         YEARS ENDED APRIL 2, 1994, APRIL 1, 1995 AND MARCH 30, 1996

                      ALLOWANCE FOR DOUBTFUL RECEIVABLES

           Column A              Column B         Column C          Column D    Column E
- -----------------------------------------------------------------------------------------
                                                  Additions        Deductions
                                            --------------------  -----------
                                               (1)       (2)

                                             Charged   Charged
                                Balance at  to costs   to other                Balance at
                                beginning      and     accounts    Amounts       end of
         Description            of period   expenses  recoveries  written-off    period
- ------------------------------  ----------  --------  ----------  -----------  ----------
Year ended April 2, 1994 . . .   $798,684   $334,691   $16,199      $194,836    $954,738

Year ended April 1, 1995 . . .    954,738    163,171         0       139,024     978,885

Year ended March 30, 1996. . .    978,885    192,522    12,307       184,340     999,374

                                 EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBIT NO.                         ITEM                          NUMBERED PAGES
- -----------                         ----                          --------------
 3.5         Amended and Restated Bylaws of Kent Electronics
             Corporation.

10.7         1996 Non-Employee Director Stock Option Plan.

10.13        Kent Electronics Corporation Stock Option Plan and
             Agreement for the Company's Vice President,
             Corporate Controller between Kent Electronics
             Corporation and David D. Johnson dated May 9, 1996.

10.14        Kent Electronics Corporation 1996 Employee Incentive
             Plan.

10.15 Kent Electronics Corporation Tax-Deferred Savings and Retirement Plan and Trust (As Amended and
             Restated Effective March 26, 1989).

10.17        First Amendment to the Kent Electronics Corporation
             Deferred Compensation Plan.

10.22        Employment Agreement dated January 3, 1996 between
             Morrie K. Abramson and Kent Electronics Corporation.

10.23        Kent Electronics Corporation Chief Executive Officer
             Deferred Compensation Plan and Agreement dated
             January 3, 1996 between Kent Electronics Corporation and Morrie K. Abramson.

10.24 Trust Agreement for Kent Electronics Corporation Chief Executive Officer Deferred Compensation Plan and Agreement and Employment Agreement dated
             January 3, 1996 between Kent Electronics Corporation and Texas Commerce Bank National Association, as trustee.

11           Computation of earnings per share.

21           Subsidiaries of Kent Electronics Corporation.

23.1         Consent of Independent Certified Public Accountants.

27           Financial Data Schedule.