Form 10-Q
period 1996-06-29
KENT ELECTRONICS CORP
filed 1996-08-12
CIK 793024

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                 FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 29, 1996
                               ------------------

                                        OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

Commission file number  0-14643
                       ----------

                           KENT ELECTRONICS CORPORATION
               (Exact name of registrant as specified in its charter)

                 TEXAS                                       74-1763541
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

      7433 HARWIN DRIVE, HOUSTON, TEXAS                        77036-2015
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (713) 780-7770
                                                     -------------------
     NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report.

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

     At August 5, 1996, 23,951,266 shares of common stock, no par value, are issued and outstanding.

                    KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                       June 29,       March 30,
                                                         1996           1996
                                                      ------------   ------------
                                                      (Unaudited)
            ASSETS
CURRENT ASSETS
  Cash and cash equivalents (including temporary
    investments of $71,376,000 at June 29
    and $75,552,000 at March 30)....................  $ 66,486,000   $ 73,191,000
  Trading securities, net...........................    26,827,000     38,747,000
  Accounts receivable, less allowance of
    $1,022,000 at June 29 and $999,000 at March 30..    60,703,000     52,469,000
  Inventories
    Materials and purchased products................    44,879,000     44,741,000
    Work in process.................................     3,765,000      3,414,000
                                                      ------------   ------------
                                                        48,644,000     48,155,000
  Other.............................................     4,416,000      4,297,000
                                                      ------------   ------------
      Total current assets..........................   207,076,000    216,859,000


PROPERTY AND EQUIPMENT
  Land..............................................     7,436,000      7,422,000
  Buildings.........................................    20,235,000     18,590,000
  Furniture, fixtures and equipment.................    47,229,000     34,444,000
  Leasehold improvements............................     1,769,000      1,722,000
                                                      ------------   ------------
                                                        76,669,000     62,178,000
  Less accumulated depreciation and amortization ...   (18,660,000)   (17,329,000)
                                                      ------------   ------------
                                                        58,009,000     44,849,000

DEFERRED INCOME TAXES...............................     1,344,000      1,369,000

OTHER ASSETS........................................     1,560,000      1,582,000


COST IN EXCESS OF NET ASSETS ACQUIRED,

  less accumulated amortization of $2,085,000 at
  June 29 and $1,994,000 at March 30..............      12,711,000     12,802,000
                                                      ------------   ------------
                                                      $280,700,000   $277,461,000
                                                      ------------   ------------
                                                      ------------   ------------



The accompanying notes are an integral part of these statements.

                KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     June 29,       March 30,
                                                       1996          1996
                                                    ------------   ------------
                                                    (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable................................  $ 25,789,000   $ 30,924,000
  Accrued compensation............................     4,146,000      9,904,000
  Other accrued liabilities.......................     6,774,000      5,177,000
  Income taxes....................................     6,444,000      5,172,000
                                                    ------------   ------------
      Total current liabilities...................    43,153,000     51,177,000

LONG-TERM DEBT....................................            --             --

LONG-TERM LIABILITIES.............................     1,515,000        976,000


STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value; authorized
    2,000,000 shares; none issued.................            --             --
  Common stock, no par value; authorized
    30,000,000 shares; issued and outstanding,
    23,945,414 shares at June 29 and 23,937,176
    shares at March 30............................    39,799,000     38,336,000
  Additional paid-in capital......................   110,306,000    110,154,000
  Retained earnings...............................    85,927,000     76,818,000
                                                    ------------   ------------
                                                     236,032,000    225,308,000
                                                    ------------   ------------
                                                    $280,700,000   $277,461,000
                                                    ------------   ------------
                                                    ------------   ------------



The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                      June 29,       July 1,
                                                        1996           1995
                                                    ------------   -----------
Net sales........................................   $106,162,000   $77,585,000
Cost of sales....................................     78,261,000    57,612,000
                                                    ------------   -----------
     Gross profit................................     27,901,000    19,973,000

Selling, general and administrative expenses.....     14,267,000    12,675,000
                                                    ------------   -----------
Operating profit.................................     13,634,000     7,298,000
Other income (expense)
     Interest expense............................        (21,000)       (5,000)
     Other - net.................................      1,567,000       505,000
                                                    ------------   -----------
     Earnings before income taxes................     15,180,000     7,798,000
Income taxes.....................................      6,071,000     3,119,000
                                                    ------------   -----------

     NET EARNINGS................................   $  9,109,000   $ 4,679,000
                                                    ------------   -----------
                                                    ------------   -----------
Earnings per share...............................   $        .36   $       .23
                                                    ------------   -----------
                                                    ------------   -----------
Weighted average shares..........................     25,490,100    20,612,400
                                                    ------------   -----------
                                                    ------------   -----------


The accompanying notes are an integral part of these statements.

                    KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                     June 29,       July 1,
                                                       1996           1995
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings..................................... $ 9,109,000   $ 4,679,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation and amortization................   1,422,000       906,000
      Provision for losses on accounts receivable..      23,000        73,000
      Loss on sale of property and equipment.......         --          3,000
      Stock option expense.........................     152,000       237,000
      Provision for unrealized (gains) losses on
        trading securities.........................      50,000       (74,000)
      Net sales of trading securities..............  11,870,000           --
      Change in assets and liabilities
        Increase in accounts receivable............  (8,257,000)     (822,000)
        Increase in inventories....................    (489,000)   (4,820,000)
        (Increase) decrease in other..... .........    (119,000)      245,000
        (Increase) decrease in other assets........      22,000       (55,000)
        Decrease in deferred income taxes..........      25,000        25,000
        Increase (decrease) in accounts payable....  (5,135,000)    1,682,000
        Decrease in accrued compensation...........  (5,758,000)     (918,000)
        Increase in other accrued liabilities......   1,597,000       953,000
        Increase in income taxes...................   1,272,000     1,520,000
        Increase in long-term liabilities..........     539,000       247,000
                                                    -----------    -----------
           Total adjustments.......................  (2,786,000)     (798,000)
                                                    -----------    -----------
           Net cash provided by operating
             activities.........................    $ 6,323,000   $ 3,881,000


                                (Continued)

                    KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                     June 29,       July 1,
                                                       1996           1995
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................  $(14,491,000)   $(2,986,000)
  Proceeds from sale of property and equipment...           --           7,000
                                                    -----------    -----------
    Net cash used by investing activities........   (14,491,000)    (2,979,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock.......................        57,000         93,000
  Tax effect of common stock issued upon
    exercise of employee stock options...........     1,406,000            --
                                                    -----------    -----------
      Net cash provided by financing
        activities...............................     1,463,000         93,000
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH..................    (6,705,000)       995,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.    73,191,000      4,434,000
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......   $66,486,000    $ 5,429,000
                                                    -----------    -----------
                                                    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
    Interest...................................     $       --     $      --
    Income taxes...............................     $ 3,367,000    $1,574,000


The accompanying notes are an integral part of these statements.

                KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

The consolidated balance sheet as of June 29, 1996, and the related consolidated statements of earnings and cash flows for the thirteen week periods ended June 29, 1996 and July 1, 1995, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 30, 1996, included in the Company's Form 10-K for that period.

CASH AND CASH EQUIVALENTS

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

SALES TO MAJOR CUSTOMERS

For the thirteen week periods ended June 29, 1996 and July 1, 1995, sales to Compaq Computer Corporation represented 10.7% and 12.2% of net sales, respectively. Sales to Applied Materials, Inc. represented 11.5% and 12.8% of net sales, respectively, for the same periods.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended June 29, 1996 increased $28,577,000, or 36.8%, compared to the same period of the prior year. The sales increase reflected internal growth primarily from increased demand from existing customers and an expanded customer base. While revenues for the quarter ending September 28, 1996 are anticipated to be substantially above the comparable period last year, the Company expects them to be approximately equal to first quarter fiscal 1997 levels. For the quarter ending December 28, 1996, the Company expects to resume sequential growth with revenues expected to increase over the quarter ending September 28, 1996. The additional revenues should be derived from the addition of new contract manufacturing customers as well as expanded relationships with existing customers.

Gross profit increased $7,928,000, or 39.7%, compared to the corresponding period a year ago. Gross profit as a percentage of sales increased to 26.3% from 25.7% for the period. The increase in gross profit was primarily due to increased sales and a slight increase in the gross profit percentage. However, as a result of pricing pressure and the start-up of new business services by our contract manufacturing division, the Company's gross margin is expected to be in the range of 23% to 25% for the quarters ending September 28, 1996 and December 28, 1996.

Selling, general and administrative ("SG&A") expenses increased $1,592,000, or 12.6%, compared to the same period last year. However, as a percentage of sales, SG&A declined to 13.4% from 16.3% in the prior year period. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations.

Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income was primarily due to the invested net proceeds from the September 1995 public offering.

Net earnings increased $4,430,000, or 94.7%, compared to the same period a year ago. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume and the Company's continued focus on cost containment. Net earnings for the quarter ending September 28, 1996 are expected to be lower than the quarter ended June 29, 1996 due to gross margin pressures and the absence of revenue growth. However, for the quarter ending December 28, 1996, it is expected that net earnings will increase sequentially over the quarter ending September 28, 1996 as revenue growth resumes and additional SG&A expense savings as a percentage of revenues are realized.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 29, 1996 was $163,923,000, a decrease of $1,759,000, or 1.1%, from March 30, 1996.

Included in the Company's working capital at June 29, 1996 are investments of $98,203,000, a decrease of $16,096,000 since March 30, 1996. The decrease reflects the Company's continued investment in property, equipment, accounts receivable and inventory. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At June 29, 1996, funds were invested primarily in a reverse repurchase agreement, a managed fund consisting primarily of taxable, high quality corporate debt instruments and an institutional money market fund consisting primarily of taxable, high quality money market type instruments. All are compatible with the Company's stated investment strategy.

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

The Company is currently constructing the second phase of the K*TEC manufacturing facility and a new distribution facility at its Sugar Land, Texas location which will require aggregate capital expenditures of approximately $20,000,000 for the balance of fiscal 1997. Management believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements.

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking information that involves risks and uncertainties. The Company is providing this information in view of the current heightened concern about the industry's immediate prospects and the effect of those general industry conditions on the Company. The forward-looking statements, including statements relating to the Company's performance for its second quarter and forward, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In making these forward-looking statements, and in addition to the effects of current general industry and economic conditions, we assume that (i) revenues for the quarter ending September 28, 1996 will be consistent with the quarter ended June 29, 1996, (ii) there will be continued pricing pressures on the Company's operating margins, (iii) the manufacturing business may become slightly more concentrated with certain customers, and (iv) the manufacturing business will continue to make progress transitioning its business to new services for its existing customers. There can be no assurance that the above mentioned range of estimated revenues and earnings will actually result or that the other anticipated developments will occur.

                         PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable and have been omitted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on June 27, 1996. At such meeting, Messrs. Morrie K. Abramson and Alvin L. Zimmerman were elected to serve as directors of the Company for the next three years. The other directors of the Company, Messrs. Max Levit, David Siegel and Richard Webb, continued in their terms as directors after the meeting. In addition, shareholders adopted the 1996 Non-Employee Director Stock Option Plan, the 1996 Employee Incentive Plan and adopted a Stock Option Plan and Agreement for the Company's Vice President, Corporate Controller. The appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending March 29, 1997 was ratified. Shareholders did not approve by the requisite margin the proposal to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 30 million shares to 100 million shares.

                                        Votes Against
                                         or Withheld     Votes       Broker
   Proposal                  Votes For    Authority    Abstained   Non-Votes
   --------                 ----------  -------------  ---------   ---------
1. Election of Directors:
     Morrie K. Abramson     21,449,232     184,784          0           0
     Richard C. Webb        21,336,425     297,591          0           0

                                        Votes Against
                                         or Withheld     Votes       Broker
   Proposal                  Votes For    Authority    Abstained   Non-Votes
   --------                 ----------  -------------  ---------   ---------
2. Approval and adoption of
   the Amendment of the
   Company's Articles of
   Incorporation to increase
   the number of authorized
   shares of common stock
   from 30 million shares
   to 100 million shares.   13,898,999    7,696,112      38,905            0

3. Approval, adoption and
   ratification of the 1996
   Non-Employee Director
   Stock Option Plan.       17,110,072    1,821,810      57,299    2,644,835

4. Approval, adoption and
   ratification of the
   1996, Employee
   Incentive Plan.          13,918,095    4,957,684      48,490    2,709,747

5. Approval, adoption and
   ratification of the
   Stock Option Plan and
   Agreement for the
   Company's Vice
   President, Corporate
   Controller.               15,718,424   3,212,464     58,293     2,644,835

6. Approval and ratification
   of the appointment of
   Grant Thornton LLP as
   the Company's independent
   public accountants for
   the fiscal year ending
   March 29, 1997.           21,589,406      13,883     30,727             0


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

                                           KENT ELECTRONICS CORPORATION
                                           ----------------------------
                                                   (Registrant)




Date:   August 12, 1996                 By:   /s/  Morrie K. Abramson
     -----------------------------         ---------------------------------
                                           Morrie K. Abramson
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           (Principal Executive Officer)




Date:   August 12, 1996                 By:   /s/  Stephen J. Chapko
     -----------------------------         ---------------------------------
                                           Stephen J. Chapko
                                           Vice President, Treasurer and
                                           Secretary (Principal Financial
                                           Officer)


Date:   August 12, 1996                 By:   /s/  David D. Johnson
     -----------------------------         ---------------------------------
                                           David D. Johnson
                                           Vice President, Corporate
                                           Controller (Principal
                                           Accounting Officer)

                                EXHIBIT INDEX

                Exhibit numbers are in accordance with the

                EXHIBIT TABLE IN ITEM 601 OF REGULATION S-K


EXHIBIT NO.     EXHIBIT DESCRIPTION            SEQUENTIAL PAGE NO.
- -----------     -------------------            -------------------
   11           Statement re computation                14
                of per share earnings

   27           Financial Data Schedule
                (filed only in electronic format)       --