Form 10-Q
period 1996-09-28
KENT ELECTRONICS CORP
filed 1996-11-12
CIK 793024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 28, 1996
                               ------------------------------------------------
                                        OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    ----------------------
Commission file number  0-14643
                       --------------------------------------------------------

                        KENT ELECTRONICS CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Texas                                       74-1763541
-------------------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

     7433 Harwin Drive, Houston, Texas                       77036-2015
-------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (713) 780-7770
                                                    ---------------------------
                                 Not applicable
-------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X        No
                           ----------       -------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At November 4, 1996, 23,921,852 shares of common stock, no par value, are issued and outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            September 28,              March 30,
                                                                1996                      1996
                                                            -------------            --------------
                                                             (Unaudited)
            ASSETS
CURRENT ASSETS
    Cash and cash equivalents (including temporary
      investments of $52,893,000 at September 28
      and $75,552,000 at March 30)................          $ 47,443,000               $ 73,191,000
    Trading securities, net.......................            26,877,000                 38,747,000
    Accounts receivable, less allowance of
      $1,083,000 at September 28 and $999,000
      at March 30.................................            65,782,000                 52,469,000
    Inventories
      Materials and purchased products............            53,374,000                 44,741,000
      Work in process.............................             1,887,000                  3,414,000
                                                            ------------               ------------
                                                              55,261,000                 48,155,000
    Other.........................................             4,445,000                  4,297,000
                                                                                       ------------
        Total current assets......................           199,808,000                216,859,000

PROPERTY AND EQUIPMENT
    Land..........................................             7,439,000                  7,422,000
    Buildings.....................................            26,088,000                 18,590,000
    Furniture, fixtures and equipment.............            55,295,000                 34,444,000
    Leasehold improvements........................             1,778,000                  1,722,000
                                                            ------------               ------------
                                                              90,600,000                 62,178,000
    Less accumulated depreciation and amortization           (20,195,000)               (17,329,000)
                                                            ------------               ------------
                                                              70,405,000                 44,849,000

DEFERRED INCOME TAXES............................              1,319,000                  1,369,000

OTHER ASSETS.....................................              4,120,000                  1,582,000

COST IN EXCESS OF NET ASSETS ACQUIRED,
    less accumulated amortization of $2,177,000
    at September 28 and $1,994,000 at March 30....            12,619,000                 12,802,000
                                                            ------------               ------------
                                                            $288,271,000               $277,461,000
                                                            ============               ============

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            September 28,             March 30,
                                                                1996                     1996
                                                            -------------            -------------
                                                             (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable................................         $ 32,730,000            $ 30,924,000
    Accrued compensation............................            4,446,000               9,904,000
    Other accrued liabilities.......................            5,215,000               5,177,000
    Income taxes....................................            2,604,000               5,172,000
                                                              -----------            ------------
        Total current liabilities...................           44,995,000              51,177,000

LONG-TERM DEBT.....................................                  ----                    ----

LONG-TERM LIABILITIES..............................             1,418,000                 976,000


STOCKHOLDERS' EQUITY
    Preferred stock, $1 par value; authorized
      2,000,000 shares; none issued.................                 ----                    ----
    Common stock, no par value; authorized
      30,000,000 shares; issued and outstanding,
      23,917,050 shares at September 28 and
      23,937,176 shares at March 30.................           40,072,000              38,336,000
    Additional paid-in capital......................          110,444,000             110,154,000
    Retained earnings...............................           92,319,000              76,818,000
    Less common stock in treasury - at cost, 50,000
       shares at September 28.......................             (977,000)                   ----
                                                              -----------            ------------
                                                              241,858,000             225,308,000
                                                              -----------            ------------
                                                              288,271,000            $277,461,000
                                                              ===========            ============

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                       Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                  -------------------------------        ---------------------------------
                                                   September 28,     September 30,        September 28,       September 30,
                                                        1996             1995                 1996                1995
                                                   -------------     -------------        ------------       -------------
Net sales....................................      $102,359,000       $90,190,000         $208,521,000        $167,775,000
Cost of sales................................        78,798,000        66,387,000          157,059,000         123,999,000
                                                    -----------       -----------         ------------        ------------
     Gross profit............................        23,561,000        23,803,000           51,462,000          43,776,000

Selling, general and administrative expenses.        14,386,000        14,259,000           28,653,000          26,934,000
                                                    -----------       -----------           ----------        ------------
Operating profit.............................         9,175,000         9,544,000           22,809,000          16,842,000
Other income (expense)
     Interest expense........................            (5,000)           (5,000)             (26,000)            (10,000)
     Other - net.............................         1,271,000           492,000            2,838,000             997,000
                                                    -----------       -----------          -----------        ------------
Earnings before income taxes.................        10,441,000        10,031,000           25,621,000          17,829,000
Income taxes.................................         4,049,000         4,013,000           10,120,000           7,132,000
                                                    -----------       -----------          -----------        ------------

     NET EARNINGS............................       $ 6,392,000       $ 6,018,000         $ 15,501,000          10,697,000
                                                    ===========       ===========         ============         ===========

Earnings per share...........................              $.25             $.29                  $.61                $.51
                                                           ====             ====                  ====                ====

Weighted average shares......................        25,134,700        20,966,600           25,312,400          20,789,500
                                                    ===========       ===========          ===========         ===========


        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Twenty-Six Weeks Ended
                                                                     -------------------------------
                                                                     September 28,    September 30,
                                                                          1996            1995
                                                                     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .  $15,501,000      $10,697,000
    Adjustments to reconcile net earnings to net
      cash provided by operating activities
        Depreciation and amortization  . . . . . . . . . . . . . . .    3,054,000        1,940,000
        Provision for losses on accounts receivable  . . . . . . . .       84,000          139,000
        Loss on sale of property, plant and equipment  . . . . . . .        1,000            3,000
        Stock option expense . . . . . . . . . . . . . . . . . . . .      290,000          568,000
        Unrealized gains on trading securities . . . . . . . . . . .         ----         (103,000)
        Net sales of trading securities  . . . . . . . . . . . . . .   11,870,000             ----
        Change in assets and liabilities . . . . . . . . . . . . . .
           Increase in accounts receivable . . . . . . . . . . . . .  (13,397,000)      (5,463,000)
           Increase in inventories . . . . . . . . . . . . . . . . .   (7,106,000)      (8,645,000)
           (Increase) decrease in other  . . . . . . . . . . . . . .     (148,000)         419,000
           Increase in other assets  . . . . . . . . . . . . . . . .   (2,538,000)        (537,000)
           Decrease in deferred income taxes . . . . . . . . . . . .       50,000           50,000
           Increase in accounts payable  . . . . . . . . . . . . . .    1,806,000        5,504,000
           Increase (decrease) in accrued  . . . . . . . . . . . . .
             compensation  . . . . . . . . . . . . . . . . . . . . .   (5,458,000)         466,000
           Increase in other accrued liabilities . . . . . . . . . .       38,000        3,562,000
           Increase (decrease) in income taxes . . . . . . . . . . .   (2,568,000)         165,000
           Increase in long-term liabilities   . . . . . . . . . . .      442,000          364,000
                                                                      -----------       ----------
                Total adjustments  . . . . . . . . . . . . . . . . .  (13,580,000)      (1,568,000)
                                                                      -----------       ----------
                Net cash generated by operating
                  activities . . . . . . . . . . . . . . . . . . . .  $ 1,921,000       $9,129,000

                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            Twenty-Six Weeks Ended
                                                            --------------------------
                                                      September 28,         September 30,
                                                          1996                  1995
                                                      ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures...........................   $(28,428,000)        $(10,361,000)
    Proceeds from sale of property, plant and
      equipment....................................           ----                7,000
                                                       -----------          -----------
               Net cash used by investing
                 activities.......................     (28,428,000)         (10,354,000)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock.......................        225,000           84,483,000
    Purchase of treasury stock.....................       (977,000)                ----
    Tax effect of common stock issued upon
      exercise of employee stock options...........      1,511,000              518,000
                                                       -----------          -----------
               Net cash provided by financing
                 activities.......................         759,000           85,001,000
                                                       -----------          -----------

NET INCREASE (DECREASE) IN CASH...................     (25,748,000)          83,776,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..      73,191,000            4,434,000
                                                       -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........     $47,443,000          $88,210,000
                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for
      Interest.....................................    $      ----          $      ----
      Income taxes.................................    $11,126,000          $ 6,400,000


        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

The consolidated balance sheet as of September 28, 1996, and the related consolidated statements of earnings and cash flows for the thirteen and twenty-six week periods ended September 28, 1996 and September 30, 1995, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 30, 1996, included in the Company's Form 10-K for that period.

Cash and Cash Equivalents

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Sales To Major Customers

For the thirteen and twenty-six week periods ended September 28, 1996, sales to Compaq Computer Corporation represented 12.9% and 11.8% of net sales, respectively. For the thirteen and twenty-six week periods ended September 30, 1995, sales to Compaq represented 12.9% and 12.6% of net sales, respectively. Sales to Applied Materials, Inc. represented 13.2% and 13.0% of net sales, respectively, for the same thirteen and twenty-six week periods ended September 30, 1995.

Business Combinations

The Company signed a definitive agreement on September 25, 1996, to acquire two specialty wire and cable redistribution companies, Futronix Corporation of Houston, Texas and Wire & Cable Specialties Corporation of Atlanta, Georgia.
The agreement calls for the exchange of approximately 2.1 million shares of Kent common stock for all of the common stock equivalents of both companies.
The estimated value of the transaction is approximately $68 million, including the assumption of approximately $20 million in debt that the Company plans to retire upon consummation of the transaction. The Board of Directors of the Company has voted to approve this transaction as well as to increase the Company's authorized shares of common stock from 30 million shares to 60 million shares to allow the Company to complete the transaction and still have shares available for general corporate purposes.
Both the transaction and the increase in the number of authorized shares must be approved by the Company's shareholders at a special meeting to be held in January 1997.

On October 30, 1996, subsequent to the close of the quarter, the Company entered into a Letter of Intent with Electronics Marketing Corporation to purchase all of the assets of the EMC Distribution Division, a regional specialty electronics distributor based in Columbus, Ohio. Based upon the current level of sales, EMC Distribution Division expects to report calendar 1996 sales of approximately $21 million. The acquisition is contingent upon the completion of due diligence and the negotiation and execution of definitive documentation.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the thirteen and twenty-six weeks ended September 28, 1996, increased $12,169,000, or 13.5%, and $40,746,000, or 24.3%, compared to the same periods a year ago. The sales increase reflected internal growth primarily from increased demand from existing customers and an expanded customer base. Results for the thirteen and twenty-six week period reflected a slowdown in the business environment for electronics manufacturing and distribution. Specifically, the Company's contract manufacturing operations were affected by the severe downturn in the semiconductor capital equipment sector which represented approximately 40% of the Company's contract manufacturing revenues in the fiscal year ended March 30, 1996. The Company anticipates that net sales for the thirteen week periods ending December 28, 1996 and March 29, 1997, will not be less than the quarter ended September 28, 1996.

Gross profit decreased $242,000, or 1.0%, for the thirteen weeks and increased $7,686,000, or 17.6%, for the twenty-six weeks when compared to the corresponding periods a year ago. Gross profit as a percentage of sales decreased to 23.0% from 26.4% for the thirteen week period, and to 24.7% from 26.1% for the twenty-six week period, compared to the same periods last year. The decrease in gross profit for the thirteen week period and the decrease in the gross profit percentage for the thirteen and twenty-six week periods resulted from continued pricing pressures and the transitioning of new business services by the Company's contract manufacturing division.

Selling, general and administrative ("SG&A") expenses increased $127,000, or 0.1%, for the thirteen week period and $1,719,000, or 6.4%, for the twenty-six week period, compared to the same periods in the previous year. As a percentage of sales, SG&A declined to 14.1% from 15.8% for the thirteen weeks and to 13.7% from 16.1% for the twenty-six weeks compared to the same prior year periods. The decline of SG&A as a percentage of sales reflects the Company's continued focus on cost containment, as well as specific steps to reduce SG&A expenses in light of the current difficult business environment.

Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income was primarily due to the invested net proceeds from the September 1995 public offering.

Net earnings increased $374,000, or 6.2%, and $4,804,000, or 44.9%, for the thirteen and twenty-six week periods, respectively, compared to the same periods a year ago. Net earnings for the quarter ended September 28, 1996 were lower than the quarter ended June 29, 1996 due to gross margin pressures and a decrease in net sales.

Liquidity and Capital Resources
Working capital at September 28, 1996 was $154,813,000, a decrease of $10,869,000, or 6.6%, from March 30, 1996.

Included in the Company's working capital at September 28, 1996 are investments of $79,770,000, a decrease of $34,529,000 since March 30, 1996. The decrease reflects the Company's continued investment in property, equipment, accounts receivable and inventory. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At September 28, 1996, funds were invested primarily in a reverse repurchase agreement and a managed fund consisting primarily of taxable, high quality corporate debt instruments. Both are compatible with the Company's stated investment strategy.

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

During the quarter, the Company signed a definitive agreement to acquire two specialty wire and cable redistribution companies, Futronix Corporation of Houston, Texas and Wire & Cable Specialties Corporation of Atlanta, Georgia. The agreement calls for the exchange of approximately 2.1 million shares of Kent common stock for all of the common stock equivalents of both companies. The Company will record certain one time charges related to the transaction in the fourth quarter of fiscal 1997. The transaction will be accounted for as a pooling of interests.

The Company is currently constructing the second phase of the K*TEC manufacturing facility and a new distribution facility at its Sugar Land, Texas campus which will require aggregate capital expenditures of approximately $22 million. For the twenty-six week period ended September 28, 1996, approximately $7 million was spent on these projects. Due to the continuing difficult business environment, work has been slowed on these projects, and will be completed as business conditions warrant. Management believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements.

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking information that involves risks and uncertainties. The Company is providing this information in view of the current heightened concern about the industry's immediate prospects and the effect of those general industry conditions on the Company. The forward-looking statements, including statements relating to the Company's performance for its third quarter and forward are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In making these forward-looking statements, and in addition to the effects of current general industry and economic conditions, we assume that (i) revenues for the quarters ending December 28, 1996 and March 29, 1997 will not be less than the quarter ended September 28, 1996, (ii) there will be continued pricing pressures on the Company's operating margins, (iii) the manufacturing business may become slightly more concentrated with certain customers, (iv) the manufacturing business will continue to make progress transitioning its business to new services for its existing customers,
(v) the Company will be able to successfully integrate and manage the growth of the operations, facilities and management of Futronix and Wire & Cable Specialties, including, but not limited to, the integration and management of information systems, financial and internal control systems, and management structure, (vi) the transaction will not have an adverse effect on the Company's relationships with customers or suppliers of Futronix or Wire & Cable Specialties, (vii) upon entry into new markets, the Company will be able to successfully establish suitable distribution centers, hire personnel and establish distribution channels, (viii) the acquisition costs and integration expenses associated with the Futronix and Wire & Cable acquisition will be recorded in fiscal 1997, and (ix) the combined sales following the Futronix and Wire & Cable acquisition will grow as anticipated. There can be no assurance that the above mentioned range of estimated net sales will actually result or that the other anticipated developments will occur.


                          PART II - OTHER INFORMATION

Items 1 through 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)    Exhibits:

             11 - Statement re computation of per share earnings.

             27 - Financial Data Schedule (filed only in electronic format).

      (b)    Reports on Form 8-K:

             Current Report on Form 8-K filed September 24, 1996.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KENT ELECTRONICS CORPORATION
                                       --------------------------------------
                                                  (Registrant)




Date:    November 12, 1996             By:  /s/ Morrie K. Abramson
       -----------------------------       ------------------------------------
                                           Morrie K. Abramson
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           (Principal Executive Officer)




Date:    November 12, 1996             By:  /s/ Stephen J. Chapko
       -----------------------------       ------------------------------------
                                           Stephen J. Chapko
                                           Vice President, Treasurer and
                                           Secretary (Principal Financial
                                           Officer)




Date:    November 12, 1996             By:  /s/ David D. Johnson
       -----------------------------       ------------------------------------
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