Form 10-Q
period 1996-12-28
KENT ELECTRONICS CORP
filed 1997-02-11
CIK 793024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 1996
                               -------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    -----------------------
Commission file number 0-14643
                       ---------------------------------------------------------

                          KENT ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)

                 Texas                                       74-1763541
--------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

     7433 Harwin Drive, Houston, Texas                        77036-2015
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (713) 780-7770
                                                   -----------------------------
     Not applicable
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

         At February 7, 1997, 26,272,475 shares of common stock, no par value, are issued and outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           December 28,           March 30,
                                                               1996                 1996
                                                          -------------        -------------
                                                           (Unaudited)
            ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $40,625,000 at December 28
       and $75,552,000 at March 30) ...............       $  39,417,000        $  73,191,000
     Trading securities, net ......................          27,002,000           38,747,000
     Accounts receivable, less allowance of
       $1,235,000 at December 28 and $999,000
       at March 30 ................................          71,526,000           52,469,000
     Inventories
       Materials and purchased products ...........          55,413,000           44,741,000
       Work in process ............................           1,434,000            3,414,000
                                                          -------------        -------------
                                                             56,847,000           48,155,000
     Other ........................................           4,513,000            4,297,000
                                                          -------------        -------------
         Total current assets .....................         199,305,000          216,859,000

PROPERTY AND EQUIPMENT
     Land .........................................           7,439,000            7,422,000
     Buildings ....................................          33,442,000           18,590,000
     Furniture, fixtures and equipment ............          59,158,000           34,444,000
     Leasehold improvements .......................           1,791,000            1,722,000
                                                          -------------        -------------
                                                            101,830,000           62,178,000
     Less accumulated depreciation and amortization         (21,782,000)         (17,329,000)
                                                          -------------        -------------
                                                             80,048,000           44,849,000

DEFERRED INCOME TAXES .............................           1,189,000            1,369,000

OTHER ASSETS ......................................           4,132,000            1,582,000

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $2,268,000
     at December 28 and $1,994,000 at March 30 ....          16,495,000           12,802,000
                                                          -------------        -------------
                                                          $ 301,169,000        $ 277,461,000
                                                          =============        =============

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            December 28,          March 30,
                                                                1996                1996
                                                           -------------        -------------
                                                            (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ..............................       $  34,071,000        $  30,924,000
     Accrued compensation ..........................           6,281,000            9,904,000
     Other accrued liabilities .....................           6,519,000            5,177,000
     Income taxes ..................................           3,743,000            5,172,000
                                                           -------------        -------------
         Total current liabilities .................          50,614,000           51,177,000

LONG-TERM DEBT .....................................                  --                   --

LONG-TERM LIABILITIES ..............................           1,596,000              976,000


STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value; authorized
       2,000,000 shares; none issued ...............                  --                   --
     Common stock, no par value; authorized
       30,000,000 shares; 23,991,455 shares issued
       and 23,941,455 shares outstanding at
       December 28 and 23,937,176 shares issued and
       outstanding at March 30 .....................          40,413,000           38,336,000
     Additional paid-in capital ....................         110,569,000          110,154,000
     Retained earnings .............................          98,954,000           76,818,000
     Less common stock in treasury - at cost, 50,000
        shares at December 28 ......................            (977,000)                  --
                                                           -------------        -------------
                                                             248,959,000          225,308,000
                                                           -------------        -------------
                                                           $ 301,169,000        $ 277,461,000
                                                           =============        =============


        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                           Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                                    ----------------------------------        ----------------------------------
                                                     December 28,         December 30,         December 28,         December 30,
                                                        1996                 1995                 1996                 1995
                                                    -------------        -------------        -------------        -------------

Net sales ...................................       $ 106,385,000        $ 100,059,000        $ 314,906,000        $ 267,834,000
Cost of sales ...............................          81,954,000           73,179,000          239,013,000          197,178,000
                                                    -------------        -------------        -------------        -------------
     Gross profit ...........................          24,431,000           26,880,000           75,893,000           70,656,000

Selling, general and administrative expenses           14,630,000           14,473,000           43,283,000           41,407,000
                                                    -------------        -------------        -------------        -------------
Operating profit ............................           9,801,000           12,407,000           32,610,000           29,249,000
Other income (expense)
     Interest expense .......................              (6,000)              (5,000)             (32,000)             (15,000)
     Other - net ............................           1,175,000            1,615,000            4,013,000            2,612,000
                                                    -------------        -------------        -------------        -------------
Earnings before income taxes ................          10,970,000           14,017,000           36,591,000           31,846,000
Income taxes ................................           4,335,000            5,764,000           14,455,000           12,896,000
                                                    -------------        -------------        -------------        -------------

     NET EARNINGS ...........................       $   6,635,000        $   8,253,000        $  22,136,000        $  18,950,000
                                                    =============        =============        =============        =============

Earnings per share ..........................       $         .26        $         .33        $         .87        $         .85
                                                    =============        =============        =============        =============

Weighted average shares .....................          25,404,300           25,098,800           25,343,000           22,225,900
                                                    =============        =============        =============        =============


The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Thirty-Nine Weeks Ended
                                                              -------------------------------
                                                              December 28,        December 30,
                                                                  1996                1995
                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings .....................................       $ 22,136,000        $ 18,950,000
     Adjustments to reconcile net earnings to net
       cash provided by operating activities
         Depreciation and amortization ................          4,833,000           3,021,000
         Provision for losses on accounts receivable ..            236,000             150,000
         Loss on sale of property, plant and equipment               4,000               5,000
         Stock option expense .........................            415,000             831,000
         Unrealized gains on trading securities .......            (50,000)            (94,000)
         Net sales of trading securities ..............         11,795,000                 --
         Change in assets and liabilities, net of
           effects from purchase of assets and
           assumption of certain liabilities of the
           EMC Distribution Division of Electronics
           Marketing Corporation
              Increase in accounts receivable .........        (17,119,000)        (11,895,000)
              Increase in inventories .................         (5,718,000)        (14,938,000)
              Increase in other .......................           (216,000)           (738,000)
              Increase in other assets ................         (2,550,000)           (631,000)
              Decrease in deferred income taxes .......            180,000              75,000
              Increase in accounts payable ............            832,000           9,364,000
              Increase (decrease) in accrued
                compensation ..........................         (3,623,000)          3,152,000
              Increase in other accrued liabilities ...          1,342,000           4,844,000
              Increase (decrease) in income taxes .....         (1,429,000)            960,000
              Increase in long-term liabilities .......            620,000             605,000
                                                              ------------        ------------
                    Total adjustments .................        (10,448,000)         (5,289,000)
                                                              ------------        ------------
                    Net cash provided by operating
                       activities .....................       $ 11,688,000        $ 13,661,000

                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Thirty-Nine Weeks Ended
                                                         --------------------------------
                                                         December 28,        December 30,
                                                             1996                1995
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures ........................       $(39,563,000)       $(12,257,000)
     Net purchases of trading securities .........                 --         (30,605,000)
     Purchase of assets and assumption of certain
       liabilities of EMC Distribution Division of
       Electronics Marketing Corporation .........         (7,000,000)                 --
     Proceeds from sale of property, plant and
       equipment .................................              1,000               8,000
                                                         ------------        ------------
               Net cash used by investing
                 activities ......................        (46,562,000)        (42,854,000)


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock ....................            440,000          85,297,000
     Purchase of treasury stock ..................           (977,000)                 --
     Tax effect of common stock issued upon
       exercise of employee stock options ........          1,637,000           1,137,000
                                                         ------------        ------------
               Net cash provided by financing
                 activities ......................          1,100,000          86,434,000
                                                         ------------        ------------

NET INCREASE (DECREASE) IN CASH ..................        (33,774,000)         57,241,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .         73,191,000           4,434,000
                                                         ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......       $ 39,417,000        $ 61,675,000
                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for
       Interest ..................................       $         --        $         --
       Income taxes ..............................       $ 14,066,000        $ 10,725,000

       The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
The consolidated balance sheet as of December 28, 1996, and the related consolidated statements of earnings and cash flows for the thirteen and thirty-nine week periods ended December 28, 1996 and December 30, 1995, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 30, 1996, included in the Company's Form 10-K for that period.

Cash and Cash Equivalents
Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Sales To Major Customers
For the thirteen and thirty-nine week periods ended December 28, 1996, sales to Compaq Computer Corporation represented 12.8% and 12.1% of net sales, respectively. For the thirteen and thirty-nine week periods ended December 30, 1995, sales to Compaq represented 14.8% and 13.4% of net sales, respectively. Sales to Applied Materials, Inc. represented 12.4% and 12.8% of net sales, respectively, for the thirteen and thirty-nine week periods ended December 30, 1995.

Business Combinations
On December 5, 1996, the Company purchased the assets and disclosed liabilities of the EMC Distribution Division of Electronics Marketing Corporation, a regional specialty electronics distributor based in Columbus, Ohio. The aggregate cash consideration for the transaction was approximately $7 million.

On January 17, 1997, subsequent to the close of the quarter, the Company completed the acquisitions of Futronix Corporation of Houston, Texas and Wire & Cable Specialties Corporation of Atlanta, Georgia. The aggregate consideration for the transaction was approximately $83 million, including the exchange of approximately 2.2 million shares of Kent common stock for all of the common stock equivalents of both companies, and the assumption of approximately $20 million in debt, which the Company has since retired. The Company will record certain one time charges related to the acquisition in the fourth quarter of fiscal 1997. The acquisitions will be accounted for as a pooling of interests.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Net sales for the thirteen and thirty-nine weeks ended December 28, 1996 increased $6,326,000, or 6.3%, and $47,072,000, or 17.6%, compared to the same periods a year ago. The sales increase reflected internal growth primarily from increased demand from existing customers and an expanded customer base. As anticipated, the Company reported sequential revenue growth in the thirteen week period, primarily due to the continued market share gains in the Company's distribution operations and the contribution of new customers and expanded relationships with existing customers at the Company's contract manufacturing operations.

Gross profit decreased $2,449,000, or 9.1%, for the thirteen weeks and increased $5,237,000, or 7.4%, for the thirty-nine weeks when compared to the corresponding periods a year ago. Gross profit as a percentage of sales decreased to 23.0% from 26.9% for the thirteen week period, and to 24.1% from 26.4% for the thirty-nine week period, compared to the same periods last year. The decrease in gross profit for the thirteen week period and the decrease in the gross profit percentage for the thirteen and thirty-nine week periods were the result of continued pricing pressures and the transitioning of new business services by the Company's contract manufacturing division.

Selling, general and administrative ("SG&A") expenses increased $157,000, or 1.1%, for the thirteen week period and $1,876,000, or 4.5%, for the thirty-nine week period, compared to the same periods in the previous year. As a percentage of sales, SG&A declined to 13.8% from 14.5% for the thirteen weeks and to 13.7% from 15.5% for the thirty-nine weeks compared to the same prior year periods. The decline of SG&A as a percentage of sales reflects the Company's continued focus on cost containment as well as specific steps to reduce SG&A expenses in light of the current difficult business environment.

Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The decrease in interest and dividend income for the thirteen week period was primarily due to the decrease in cash, reflecting the Company's continued investment in property and equipment, accounts receivable and inventory.

Net earnings decreased $1,618,000, or 19.6%, and increased $3,186,000, or 16.8%, for the thirteen and thirty-nine week periods, respectively, compared to the same periods a year ago. The decrease in net earnings for the quarter ended December 28, 1996 reflects the continued pressures on gross margin.

Liquidity and Capital Resources
Working capital at December 28, 1996 was $148,691,000, a decrease of $16,991,000, or 10.3%, from March 30, 1996.

Included in the Company's working capital at December 28, 1996 are investments of $67,627,000, a decrease of $46,672,000 since March 30, 1996. The decrease reflects the Company's continued investment in property and equipment, as well as the purchase of the EMC Distribution Division of Electronics Marketing Corporation. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At December 28, 1996, funds were invested primarily in a reverse repurchase agreement and a managed fund consisting primarily of taxable, high quality corporate debt instruments. Both are compatible with the Company's stated investment strategy. Subsequent to the close of the quarter, the Company retired approximately $20 million of debt associated with the acquisitions of Futronix Corporation and Wire & Cable Specialties Corporation.

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

The Company is currently constructing the second phase of the K*TEC manufacturing facility and a new distribution facility at its Sugar Land, Texas campus which will require aggregate capital expenditures of approximately $22 million through early fiscal 1998. For the thirty-nine week period ended December 28, 1996, approximately $13 million was spent on these projects. Management believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements.


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


                                                            KENT ELECTRONICS CORPORATION
                                                            ----------------------------
                                                                   (Registrant)




    Date:   February 11, 1997                               By:    /s/ Morrie K. Abramson
           ----------------------------                           -----------------------
                                                                    Morrie K. Abramson
                                                                    Chairman of the Board, Chief
                                                                    Executive Officer and President
                                                                    (Principal Executive Officer)




    Date:   February 11, 1997                               By:    /s/ Stephen J. Chapko
           ----------------------------                           ----------------------
                                                                    Stephen J. Chapko
                                                                    Executive Vice President, Treasurer,
                                                                    Chief Financial Officer and Secretary
                                                                    (Principal Financial Officer)




    Date:   February 11, 1997                               By:    /s/ David D. Johnson
           ----------------------------                           ---------------------
                                                                    David D. Johnson
                                                                    Vice President, Corporate Controller
                                                                    (Principal Accounting Officer)


                                    11 of 13