Form 10-K
period 1997-03-29
KENT ELECTRONICS CORP
filed 1997-06-26
CIK 793024

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 29, 1997
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
     ________________.

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 1997 was approximately $900,536,920.

     As of June 20, 1997, there were outstanding 26,263,966 shares of Common Stock, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 1997 Annual Meeting of Shareholders of the Registrant (Sections entitled "Common Stock Outstanding and Principal Holders Thereof" and "Proposal No. 1 - Election of Directors") is incorporated by reference in Part III of this Report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Kent Electronics Corporation (the "Company") is a national specialty distributor of electronic products and a manufacturer of custom-made electronic assemblies. The Company, through its Kent Components division, distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic products. The Company, through its wholly owned subsidiary K*TEC Electronics Corporation ("K*TEC"), also manufactures custom-made electronic interconnect assemblies, printed circuit board assemblies, sheet metal, plastic injection molding, specially fabricated battery power packs, and other sub-assemblies that are built to customers' specifications, and provides a wide variety of other fully integrated electronic manufacturing services. Through Kent Datacomm ("Datacomm"), the Company distributes a broad range of premise wiring products, such as fiber optic cables, patch panels and enclosures, and local area network ("LAN") and wide area network ("WAN") equipment, such as modems, hubs, bridges and routers, directly to commercial end-users and professionals who install and service voice and data communications networks. The Company, through its wholly owned subsidiary Futronix Corporation, has become a national master distributor, redistributing specialty wire and cable to electrical distributors nationwide.

     The Company has concentrated its efforts on certain market niches and has not attempted to be a broad-line distributor. Moreover, it has followed a strategy of distributing the products of a selected group of leading suppliers. The Company believes that these factors provide its marketing personnel with the advantage of greater familiarity with the products they sell. The Company is increasingly focused on providing materials management services, such as bar code auto replenishment, in-plant stores, and electronic data interchange capabilities, that reduce its customers' total acquisition costs. In response to customer needs and market opportunities, the Company regularly reviews the possibility of adding other products and services to its distribution network to provide customers with an entire materials management solution. K*TEC concentrates on developing long-term relationships with a select group of original equipment manufacturers ("OEMs") desiring to lower their total production cost through outsourcing.

     The Company's customers are primarily industrial users and OEMs involved in a wide range of industries, including the data communication/collection, computer, industrial/capital goods and medical industries. No customer accounted for 10% or more of net sales in 1997. Sales to Compaq Computer Corporation represented 10.6% and 10.1% of net sales in 1996 and 1995, respectively. Sales to Applied Materials, Inc. represented 11.3% of net sales in 1995.

     As is customary in the electronics distribution industry, the Company primarily operates under short-term contracts with its suppliers. In the Company's past experience, such contracts have typically been renewed from year to year. In the year ended March 29, 1997, the Company's purchases from AMP Incorporated and Belden each represented approximately 14% of its total purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of such suppliers could have a material adverse impact on the Company's operations.

     The Company maintains its primary distribution facilities in Houston, Texas, with sales offices in 25 states, some of which maintain a limited amount of local inventory and provide selected services to support specific customer needs. The Company operates manufacturing facilities in Sugar Land and Richardson, Texas and Milpitas, California.

DISTRIBUTION

     COMPONENTS DISTRIBUTION. The Company's Components division focuses primarily on providing its industrial and OEM customers with rapid and reliable deliveries of interconnect, passive and electromechanical products as well as a wide variety of materials management services. The division also provides value-added services such as cable assembly, fan assembly, taping and reeling, and component modification. The Company utilizes a computerized inventory control system to assist in the marketing of its products and to coordinate purchases from suppliers with sales to customers. The Company's computer system provides detailed on-line information regarding the availability of the Company's entire stock of inventory located at its stocking facilities as well as on-line access to the inventories of most of the Company's major suppliers. Through the Company's integrated real-time information system, customers' orders can readily be tracked through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. The Company is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. The "just-in-time" method is utilized in an effort to operate more efficiently and profitably by relying on scheduled deliveries of such components at the time they are needed in the production process and thereby reducing inventories of components. The Components distribution division serves numerous markets, including computer, networking systems, telecommunications, medical and instrumentation markets.

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

     REDISTRIBUTION OPERATIONS.     In January 1997, the Company acquired
Futronix Corporation and Wire & Cable Specialties Corporation, and the businesses of both Futronix Corporation and Wire & Cable Specialties Corporation are now conducted through Futronix Corporation ("Futronix"), a wholly owned subsidiary of the Company./1/ Futronix is a national master distributor of specialty wire and cable, serving more than 1,000 electrical distributors throughout the United States. Futronix seeks to serve as an efficient single source of supply and as the distributor of choice for electrical distributors by maintaining for immediate delivery large quantities of over 10,000 specialty wire and cable products purchased from more than 50 manufacturers worldwide, as well as limited quantities of complementary products. The products of Futronix typically are used in industrial applications, including factory automation, "intelligent" buildings and computer systems. Futronix generally does not sell commodity wire and cable, such as that used in commercial and residential construction.

MANUFACTURING

     K*TEC provides fully integrated electronic manufacturing services, including printed circuit board assembly and test, electronic interconnect assemblies, specially fabricated battery power packs, subassemblies, sheet metal, plastic injection molding and system integration (box build). The Company has developed innovative material requirements planning (MRP) relationships with a select group of OEMs in the data processing, telecommunications, medical instrumentation and energy industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. K*TEC support teams work closely with K*TEC's customers through all stages of product planning and production to apply the latest design and production technology. K*TEC's computer systems have a computer aided design capability that allows its engineers to be on-line with an OEM's engineer when developing and changing product designs.

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

     Substantially all of the Company's manufacturing business is contract manufacturing. The contract manufacturing business is generally characterized by close working relationships with a

------------
/1/ Both Futronix Corporation and Wire & Cable Specialties Corporation were merged with and into Futronix Acquisition Company, a wholly owned subsidiary of the Company, and the name of Futronix Acquisition Company was changed to "Futronix Corporation." In the narrative portion of this Form 10-K, references to "Futronix" mean the Company's wholly owned subsidiary that is the successor to Futronix Corporation and Wire & Cable Specialities Corporation, and references to "Futronix Corporation" mean the entity by that name before it was acquired by the Company.

select group of customers. Sales of K*TEC's products represented approximately 34%, 39% and 34% of the Company's total sales for the fiscal years ended in 1997, 1996 and 1995, respectively.

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

COMPETITION

     The Company faces substantial competition from a large number of distributors, suppliers and manufacturers, some of which are larger, have greater financial resources, broader name recognition, and may, in some instances, have lower costs than the Company. According to industry publications, the Company ranked in 1996 calendar year sales as the ninth largest electronics distributor in the United States. The Company estimates that approximately eighteen distributors had 1996 calendar year North American sales in excess of $200 million.

     The Company's manufacturing operations encounter competition from both domestic and foreign manufacturers. Foreign-manufactured products are often sold at prices below the Company's prices for comparable products. The Company's products are not protected from competition by any proprietary or intellectual property rights such as trade secrets or patents. The Company competes by providing its customers with reliable, rapid delivery of products that are priced at competitive levels and meet strict quality control standards.

BACKLOG

     Since an increasing amount of the Company's business is being conducted through "just-in-time" and other materials management program methods, traditional backlog (consisting of orders the Company believes to be firm) is becoming a less meaningful indicator of future sales. Many of these programs require that the Company provide materials in accordance with a continually changing forecast. Although historically the Company's backlog figures have provided an indication of sales in the short term, due to the changing nature of the Company's business, backlog may no longer be a reliable indicator of future sales.

     Based upon the Company's internal backlog tracking system, and including verbal orders from customers as well as written purchase orders (which may be modified, rescheduled or canceled without penalty), the Company believes its backlog, exclusive of "just-in-time" materials management programs and forecasts, was approximately $68 million and $52 million at March 29, 1997 and March 30, 1996, respectively.

EMPLOYEES

     At March 29, 1997, the Company employed approximately 1,480 persons, all on a full time basis. The Company's employees are not subject to any collective bargaining agreement. In addition to its employees, the Company uses other workers on a contract basis, as its needs require.

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

ITEM 2.  PROPERTIES

     The Company's headquarters are located in a 66,000 square foot office facility in Houston, Texas. The Company also owns a 2.7 acre tract of vacant land adjacent to the office facility. In nearby owned facilities, the Company uses approximately 10,000 square feet of space for office purposes and approximately 118,000 square feet for distribution operations. The Company owns a 10.8 acre tract of vacant land adjoining these facilities. The Company owns a 66 acre parcel of land in Sugar Land, Texas and is currently evaluating the purchase of an adjacent 30 acres. In January 1996, the Company completed phase one of a K*TEC facility at its Sugar Land location, consisting of approximately 210,000 square feet for manufacturing and warehouse operations and approximately 40,000 square feet for office purposes. The second phase of this project, consisting of approximately 210,000 square feet, was completed during the first quarter of fiscal 1998. In addition to the K*TEC manufacturing facility, the Company is currently completing a new distribution facility of approximately 215,000 square feet at its Sugar Land location. The Company estimates that the distribution facility will be placed in service in spring 1998.

     The following table summarizes the principal properties leased by the
Company:


                                 APPROXIMATE     LEASE
     LOCATION                   SQUARE FOOTAGE  EXPIRES
     --------                   --------------  -------

Charlotte, North Carolina            32,000      1998
Columbus, Ohio                       28,000      1998

                                 APPROXIMATE     LEASE
     LOCATION                   SQUARE FOOTAGE  EXPIRES
     --------                   --------------  -------

Exton, Pennsylvania                 25,000       1998
Farmers Branch, Texas               30,000       1999
Houston, Texas                     151,000       2003
Milpitas, California                40,000       1998
Norcross, Georgia                   26,000       2002
Richardson, Texas                   34,000       1999
Santa Fe Springs, California        22,000       2001
Sparks, Nevada                      27,000       1997
St. Paul, Minnesota                 22,000       2000
Tampa, Florida                      30,000       1999

     At the end of fiscal 1997, the Company's other facilities, located in Austin, Texas; Baton Rouge, Louisiana; Beaverton, Oregon; Cedar Rapids, Iowa; Columbia, Maryland; Denver, Colorado; Elk Grove Village, Illinois; Englewood, Colorado; Fountain Valley, California; Glasgow, Scotland; Huntsville, Alabama; Indianapolis, Indiana; Livermore, California; Lombard, Illinois; Lowell, Massachusetts; Mt. Laurel, New Jersey; Oneida, New York; Orlando, Florida; Overland Park, Kansas; Pine Brook, New Jersey; Portland, Oregon; Raleigh, North Carolina; Redmond, Washington; Richardson, Texas; Salem, New Hampshire; San Diego, California; San Jose, California; Tempe, Arizona; Wallingford, Connecticut; and Warrensville Heights, Ohio occupied an aggregate of approximately 210,000 square feet subject to leases expiring at various times through the year 2003. Most of these leases are subject to renewal at the option of the Company for a term at least equal to the initial term, but at a newly determined rental rate.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of shareholders on January 17, 1997 (the "Special Meeting"). At the Special Meeting, the Company's shareholders of record at the close of business on November 26, 1996 (the "Record Date") were entitled to vote upon proposals, recommended by the Company's Board of Directors, to (i) approve the Reorganization Agreement dated September 25, 1996 (the "Merger Agreement") among the Company, Futronix Acquisition Company ("Futronix Acquisition"), Futronix Corporation, Wire & Cable Specialties Corporation ("Wire & Cable Specialities") and Certain Shareholders and Affiliates of Futronix

Corporation and Wire & Cable Specialties; and (ii) approve an amendment to the Company's articles of incorporation, as amended, to increase the number of authorized shares of the Company's Common Stock from 30 million shares to 60 million shares (the "Amendment"). Under the terms of the Merger Agreement, Futronix Corporation and Wire & Cable Specialties were merged with and into Futronix Acquisition, a wholly owned subsidiary of the Company (the "Merger") (with the name of Futronix Acquisition being changed to "Futronix Corporation"), and approval of the Amendment was a condition to consummation of the Merger. At the Record Date, 23,940,622 shares of the Company's Common Stock were outstanding and entitled to vote on the Merger Agreement and the Amendment, and at the Special Meeting, 18,306,412 shares of Common Stock were represented in person or by proxy. With respect to the Merger Agreement, 17,783,279 shares voted for approval, 179,180 shares voted against approval, 61,901 shares abstained, and there were 282,052 broker non-votes. With respect to the Amendment, 17,990,887 shares voted for approval, 251,668 shares voted against approval, 63,857 shares abstained, and there were no broker non-votes. Accordingly, the Merger Agreement and the Amendment received the approval of the holders of at least two-thirds of the issued and outstanding shares of the Company's Common Stock entitled to vote at the Special Meeting as required by the Texas Business Corporation Act.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK PRICE RANGE

     The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol "KNT." The following table presents the high and low closing prices for the Common Stock for each fiscal quarter of the Company's fiscal years ended 1996 and 1997 and for a portion of the Company's current quarter, as reported by the New York Stock Exchange and as adjusted to reflect a two-for-one stock split to shareholders of record on February 15, 1996, effected on March 1, 1996 as a 100% stock dividend.

FISCAL YEAR 1996                    HIGH    LOW
----------------                   ------  ------
First Quarter                      $18.94  $14.06
Second Quarter                      22.38   18.75
Third Quarter                       29.25   19.31
Fourth Quarter                      35.38   26.00

FISCAL YEAR 1997
----------------
First Quarter                      $43.25  $26.75
Second Quarter                      32.25   17.00
Third Quarter                       28.13   21.63
Fourth Quarter                      33.00   23.75

FISCAL YEAR 1998
----------------
First Quarter (through June 20)    $35.63  $22.13

     On May 7, 1997, there were 1,378 holders of record of the Company's Common Stock.

     On January 17, 1997, the Company issued an aggregate of 812,052 shares of Common Stock to the two shareholders of Wire & Cable Specialities in consideration of the merger of Wire & Cable Specialities with and into Futronix Acquisition, a wholly owned subsidiary of the Company. The issuance of such shares of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND POLICY

     Historically, the Company has reinvested earnings available for distribution to holders of Common Stock, and accordingly, the Company has not paid any cash dividends on its Common Stock. Although the Company intends to continue to invest future earnings in its business, it may determine at some future date that payment of cash dividends on Common Stock would be desirable. The payment of any such dividends would depend, among other things, upon the earnings and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended March 29, 1997, and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere herein.

                                                               Fiscal Years Ended
                                    ----------------------------------------------------------------------
                                        March 29,     March 30,      April 1,      April 2,      April 3,
                                        1997/(1)/     1996/(1)/      1995/(1)/     1994/(1)/     1993/(1)/
                                      -------------  ------------  ------------  ------------  ------------
                                      (In thousands, except per share data)
Operating Statement Data:
  Net sales                            $   516,757   $   425,810   $   279,676   $   206,784   $   164,541
  Gross profit                             120,703       112,167        72,741        55,150        45,379
  Earnings before income taxes              45,100        49,095        23,511        15,902        12,632
  Income taxes                              17,479        19,303         8,910         5,844         4,439
  Net earnings/(2)/                         27,621        29,792        14,601        10,058         8,193
  Net earnings as a percentage
  of sales                                     5.3%          7.0%          5.2%          4.9%          5.0%
  Earnings per share                   $      1.00   $      1.21   $      0.68   $      0.48   $      0.40
  Weighted average shares                   27,551        24,696        21,475        20,804        20,393
Balance Sheet Data:
  Total assets                         $   325,594   $   305,174   $   148,276   $   120,970   $   102,755
  Long-term debt, less current
  portion                                       --         1,258         1,269            41            19
  Mandatorily redeemable preferred
   stock of pooled company                      --         2,200         2,200            --            --

Stockholders' equity                   $   262,367   $   230,968   $   112,224   $    94,345   $    83,888

(1) As a result of the acquisition of Futronix Corporation and Wire & Cable Specialities in January 1997, accounted for as a pooling of interests, all selected consolidated financial data have been restated to include the results of Futronix Corporation and Wire & Cable Specialities for all periods presented.

(2) Includes non-recurring merger and integration charges of $5.5 million ($3.4 million, net of taxes, or $0.12 per share) in 1997. Exclusive of such charges, net earnings were $31.0 million, or $1.12 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

RESULTS OF OPERATIONS

     As a result of the acquisition of Futronix Corporation and Wire & Cable Specialities in January 1997, accounted for as a pooling of interests, all financial information has been restated to include the results of Futronix Corporation and Wire & Cable Specialities for all periods presented.

     The following table presents, as a percentage of sales, certain selected consolidated financial data for each of the three years, as indicated.

                                                       Fiscal Years Ended
                                                --------------------------------
                                                March 29,   March 30,   April 1,
                                                  1997        1996        1995
                                                ---------   ---------  ---------
Manufacturing                                        34.4%       38.6%      34.4%
Distribution/(a)/                                    65.6        61.4       65.6
                                                    -----       -----      -----
Net sales                                           100.0       100.0      100.0
Cost of sales                                        76.6        73.7       74.0
                                                    -----       -----      -----
Gross profit                                         23.4        26.3       26.0
Selling, general and administrative expenses         14.2        15.5       17.9
Merger/integration costs                              1.1         0.0        0.0
                                                    -----       -----      -----
Operating profit                                      8.1        10.8        8.1
Other income (expense)
  Interest expense                                   (0.2)       (0.2)      (0.1)
  Other - net (principally interest and
    dividend income)                                  0.9         0.9        0.4
                                                    -----       -----      -----
Earnings before income taxes                          8.8        11.5        8.4
Income taxes                                          3.4         4.5        3.2
                                                    -----       -----      -----
Net earnings                                          5.4%        7.0%       5.2%
                                                    =====       =====      =====


(a) The principal products the Company distributes consist of connectors, receptacles and sockets, which collectively accounted for approximately 17%, 13% and 18% of the Company's total sales in its fiscal years ended in 1997, 1996 and 1995, respectively, and other electronic connecting components, such as cable and wiring products, which accounted for approximately 18%, 17% and 16% of the Company's total sales in such years. In addition, the Company distributes capacitors, resistors and electromechanical parts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED (IN THOUSANDS)

COMPARISON OF FISCAL 1997 WITH FISCAL 1996

     Net sales for the fiscal year ended March 29, 1997 were $516,757, an increase of 21.4% over the $425,810 reported for fiscal 1996. The increase in sales was primarily the result of continued gains in market share in the Company's distribution operations, which had a 29.7% increase over fiscal 1996. Distribution sales also benefited from the December acquisition of the EMC Distribution Division of Electronics Marketing Corporation and a full year of operations in geographical markets entered during fiscal 1996 by Futronix Corporation and Wire & Cable Specialties. The Company's contract manufacturing operations posted an 8.2% increase over the prior year despite a significant downturn in the semiconductor capital equipment sector during the September quarter of fiscal 1997. The semiconductor capital equipment sector accounted for approximately 26.7% of the manufacturing division revenue in fiscal 1997 compared to approximately 39.0% in fiscal 1996.

     Gross profit increased $8,536, or 7.6%, from fiscal 1996 to fiscal 1997 due to an increase in net sales. The decrease in gross profit margin from 26.3% to 23.4% reflects continued pricing pressures and the transitioning of new business services by the Company's contract manufacturing division.

     Excluding merger and integration charges associated with the acquisition of Futronix Corporation and Wire & Cable Specialties, selling, general and administrative (SG&A) expenses increased $7,501, or 11.3%, compared to the prior year. This increase reflects the costs necessary to support the continued growth in the Company's operations. As a percentage of sales, however, expenses decreased to 14.2% from 15.5% in the prior year. The decrease is the result of the Company's continued focus on cost containment as well as specific cost reduction initiatives taken in response to the difficult business conditions the Company experienced during the year. SG&A expenses do not reflect the cost savings or synergies which may result from the merger of Futronix Corporation and Wire & Cable Specialties.

     Merger and integration charges of $5,500 include abandoned registration costs associated with the planned business combination of Futronix Corporation and Wire & Cable Specialties, professional expenses associated with the acquisition, an employee bonus and integration costs incurred to consolidate operations.

     Interest expense increased due to higher short-term borrowing by Futronix Corporation and Wire & Cable Specialties prior to acquisition by the Company. All outstanding debt was retired in the fourth quarter of 1997.

     Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income was primarily due

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED (IN THOUSANDS)

to the net proceeds from the September 1995 public offering invested for approximately four months longer than the prior year.

     Net earnings for 1997 were $27,621 compared to $29,792 for 1996. Net earnings for 1997 included merger and integration charges of $5,500. Excluding these charges, net earnings increased $1,198, or 4.0%, to $30,990. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume, offset by lower gross profit margins, combined with the Company's continued focus on cost containment.

COMPARISON OF FISCAL 1996 WITH FISCAL 1995

     Net sales for the fiscal year ended March 30, 1996 increased $146,134, or 52.3%, to $425,810. The sales increase reflected internal growth primarily from increased demand from existing customers, an expanded customer base and expansion into new geographical markets by Futronix Corporation and Wire & Cable Specialties.

     Gross profit increased $39,426, or 54.2%, compared to the preceding year. Gross profit as a percentage of sales increased to 26.3% from 26.0% in the prior year. The increase in gross profit was primarily due to increased sales and an increase in the gross profit percentage that benefited from the gains in contract manufacturing as a percentage of total sales. The Company believes that its profit margins from sales of manufactured products is generally greater than its profit margins on sales of distributed products.

     Selling, general and administrative expenses increased $16,078, or 32.1%, compared to the prior fiscal year. However, as a percentage of sales, expenses declined to 15.5% from 17.9% in the preceding year. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations and expansion into new geographical markets by Futronix Corporation and Wire & Cable Specialties.

     Interest expense increased due to higher short-term borrowing by Futronix Corporation and Wire & Cable Specialties prior to acquisition by the Company.

     Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income was primarily due to the invested net proceeds from the September 1995 public offering.

     Net earnings increased $15,191 or 104.0% when compared to the prior year. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume, the increase in the gross profit percentage and the Company's continued focus on cost containment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED (IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1997, working capital was $150,884, a decrease of 12.7% since March 30, 1996. The decrease was primarily the result of cash expenditures related to acquisitions and capital projects in conjunction with an increase in accounts receivable in relation to current sales levels and an increase in inventories in anticipation of future sales.

     Cash, cash equivalents and trading securities decreased $87,128 from March 30, 1996. In December 1996, the Company acquired the EMC Distribution Division for approximately $7,000. In January 1997, the Company retired approximately $22,300 of notes payable, debt and mandatorily redeemable preferred stock associated with the acquisition of Futronix Corporation and Wire & Cable Specialties. During the fiscal year, capital expenditures approximated $51,000 including upgrades to computer systems, completion of phase two of the manufacturing facility, and construction of a new distribution facility.

     Included in the Company's working capital at March 29, 1997 are investments of $28,728. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At March 29, 1997, funds were invested primarily in a reverse repurchase agreement and an institutional money market fund consisting primarily of taxable, high quality money market type instruments. Both are compatible with the Company's stated investment strategy.

     On June 12, 1997, the Company obtained a $25,000 line of credit with a bank. As of June 26, 1997, there was no indebtedness outstanding under the line of credit.

     The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. Management believes that current resources, including the line of credit, along with funds generated from operations, should be sufficient to meet its current capital requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Kent Electronics Corporation


     We have audited the consolidated balance sheets of Kent Electronics Corporation and Subsidiaries as of March 29, 1997 and March 30, 1996, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended March 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Electronics Corporation and Subsidiaries as of March 29, 1997 and March 30, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 1997, in conformity with generally accepted accounting principles.



                              GRANT THORNTON LLP

Houston, Texas
May 5, 1997

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 29, 1997 AND MARCH 30, 1996
                                 (IN THOUSANDS)


                      ASSETS                                       1997       1996
                                                                 ---------  ---------
CURRENT ASSETS
Cash and cash equivalents (including temporary investments of
      $28,728 in 1997 and $75,552 in 1996)                       $ 25,050   $ 73,431
Trading securities, net                                                --     38,747
Accounts receivable, net                                           88,835     60,210
Inventories
      Materials and purchased products                             91,100     62,177
      Work in process                                               3,394      3,414
                                                                 --------   --------
                                                                   94,494     65,591
   Other                                                            4,023      4,551
                                                                 --------   --------
       Total current assets                                       212,402    242,530

PROPERTY AND EQUIPMENT
   Land                                                             7,439      7,422
   Buildings                                                       38,176     18,590
   Equipment, furniture and fixtures                               68,247     36,837
   Leasehold improvements                                           2,543      2,392
                                                                 --------   --------
                                                                  116,405     65,241
     Less accumulated depreciation and amortization               (25,515)   (18,358)
                                                                 --------    -------
                                                                   90,890     46,883
DEFERRED INCOME TAXES                                               1,280      1,315

OTHER ASSETS                                                        4,618      1,644

COST IN EXCESS OF NET ASSETS ACQUIRED, less accumulated
   amortization of $2,359 in 1997 and $1,994 in 1996               16,404     12,802
                                                                 --------   --------
                                                                 $325,594   $305,174
                                                                 ========   ========

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 29, 1997 AND MARCH 30, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                     LIABILITIES AND STOCKHOLDERS' EQUITY                          1997       1996
                                                                                 ---------  --------
CURRENT LIABILITIES
   Notes payable and current portion of long-term debt                           $     --   $  9,740
   Accounts payable                                                                42,317     38,650
   Accrued compensation                                                             8,123     10,342
   Other accrued liabilities                                                        8,051      5,750
   Income taxes                                                                     3,027      5,290
                                                                                 --------   --------
        Total current liabilities                                                  61,518     69,772

LONG-TERM DEBT, less current portion                                                   --      1,258

LONG-TERM LIABILITIES                                                               1,709        976

MANDATORILY REDEEMABLE PREFERRED STOCK                                                 --      2,200

COMMITMENTS AND CONTINGENCIES                                                          --         --

STOCKHOLDERS' EQUITY
   Preferred stock, $1 par value; authorized 2,000,000 shares; none issued             --         --
   Common stock, no par value; authorized 60,000,000 shares; 26,301,651 shares issued and 26,251,651 shares outstanding in 1997 and 26,026,619
     shares issued and outstanding in 1996                                         41,348     38,357
   Additional paid-in capital                                                     116,522    112,702
   Retained earnings                                                              105,474     79,909
                                                                                 --------   --------
                                                                                  263,344    230,968
   Less common stock in treasury - at cost, 50,000 shares in 1997                    (977)        --
                                                                                 --------   --------
                                                                                  262,367    230,968
                                                                                 --------   --------
                                                                                 $325,594   $305,174
                                                                                 ========   ========




        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  1997       1996       1995
                                                ---------  ---------  ---------

Net sales                                       $516,757   $425,810   $279,676

Cost of sales                                    396,054    313,643    206,935
                                                --------   --------   --------

           Gross profit                          120,703    112,167     72,741

Selling, general and administrative expenses      73,607     66,106     50,028

Merger and integration costs                       5,500         --         --
                                                --------   --------   --------

           Operating profit                       41,596     46,061     22,713

Other income (expense)
   Interest expense                               (1,192)      (898)      (340)
   Other - net (principally interest
     and dividend income)                          4,696      3,932      1,138
                                                --------   --------   --------

             Earnings before income taxes         45,100     49,095     23,511

Income taxes                                      17,479     19,303      8,910
                                                --------   --------   --------

               NET EARNINGS                     $ 27,621   $ 29,792   $ 14,601
                                                ========   ========   ========

Earnings per share                                 $1.00      $1.21      $0.68
                                                ========   ========   ========

Weighted average shares                           27,551     24,696     21,475
                                                ========   ========   ========


        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                                 (IN THOUSANDS)


                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
Cash flows from operating activities
   Net earnings                                                     $ 27,621   $ 29,792   $ 14,601
   Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization                                      7,529      4,619      4,070
    Provision for losses on accounts receivable                          409        249        171
    (Gain) loss on sale of property and equipment                         (2)        40         27
    Stock option expense                                                 540      1,116        871
    (Gain) loss on sale of trading securities                           (169)       (45)       225
    Net sales (purchases) of trading securities                       38,916    (21,869)    (1,873)
    Change in assets and liabilities, net of effects from the
       acquisition accounted for as a purchase
       Increase in accounts receivable                               (26,828)   (22,474)   (10,180)
       Increase in inventories                                       (23,904)   (23,758)   (14,878)
       (Increase) decrease in other                                      507     (1,635)      (748)
       Increase in other assets                                       (3,013)      (585)      (467)
       (Increase) decrease in deferred income taxes                       89       (504)       459
       Increase in accounts payable                                      699     19,709      1,623
       Increase (decrease) in accrued compensation                    (2,238)     5,534      2,184
       Increase in other accrued liabilities                           2,419      2,136      1,444
       Increase (decrease) in income taxes                            (2,230)     3,549        685
       Increase in long-term liabilities                                 733        695        281
                                                                    --------   --------   --------
        Net cash provided (used) by operating activities              21,078     (3,431)    (1,505)
Cash flows from investing activities
   Capital expenditures                                              (50,816)   (22,125)   (11,135)
   Acquisition accounted for as a purchase                            (7,000)        --         --
   Proceeds from related party receivable of pooled company               --         --        124
   Proceeds from sale of property and equipment                           32         68         33
                                                                    --------   --------   --------
    Net cash used by investing activities                            (57,784)   (22,057)   (10,978)
Cash flows from financing activities
   Net (payments) borrowings under line of credit
     agreements of pooled companies                                  (11,550)     6,606       (147)
   Proceeds from issuance of long-term debt of pooled
     company                                                              --         --      1,243
   Payment on long-term debt of pooled companies                      (1,254)       (15)       (19)
   Net payments to shareholder of pooled company                          --        (61)       (69)
   (Redemption of) proceeds from issuance of mandatorily
     redeemable preferred stock of pooled company                     (2,200)        --      2,200
   Proceeds from issuance of convertible preferred
     stock of pooled company                                              --      1,000         --

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                                 (IN THOUSANDS)

                                                                 1997       1996       1995
                                                               ---------  ---------  --------

   Proceeds from sale of stock warrants of pooled company      $     --    $    --   $     7
   Issuance of common stock                                       3,458     86,281     2,497
   Payment for fractional shares                                     --         --       (16)
   Purchase of treasury stock                                      (977)        --        --
   Tax effect of common stock issued upon exercise of
     employee stock options                                       1,154      1,137       514
   Distribution to shareholder of pooled company                   (650)      (582)     (594)
                                                               --------    -------   -------
          Net cash (used) provided by financing activities      (12,019)    94,366     5,616
                                                               --------    -------   -------
Net (decrease) increase in cash                                 (48,725)    68,878    (6,867)
Adjustment for change in pooled companies' fiscal year ends         344         --        --
Cash and cash equivalents at beginning of year                   73,431      4,553    11,420
                                                               --------    -------   -------
Cash and cash equivalents at end of year                       $ 25,050    $73,431   $ 4,553
                                                               ========    =======   =======


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                               $  1,285    $   893   $   302
        Income taxes                                           $ 15,054    $16,537   $ 7,864


        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FISCAL YEARS ENDED APRIL 1, 1995, MARCH 30, 1996 AND MARCH 29, 1997
                                 (IN THOUSANDS)



                                                                  Common Stock
                                                                -----------------
                                                                                      Additional     Retained   Treasury
                                                                Shares    Amount   paid-in capital   earnings     Stock
                                                                -------  --------  ----------------  ---------  ---------

Balance at April 2, 1994, as previously reported                19,375    $32,703         $ 24,359   $  5,457      $  --
Adjusted for pooling of interests                                1,042         10              581      1,235         --
                                                                ------    -------         --------   --------   --------
As restated                                                     20,417     32,713           24,940     36,692         --
Issuance of common stock and warrants of
  pooled company                                                   657          7              970         --         --
Common Stock issued upon exercise of employee
  stock options, including tax effect                              235      2,040               --         --         --
Common stock split for fractional shares                            (1)        --              (16)        --         --
Amortization of unearned compensation related to
  stock option plans                                                --         --              871         --         --
Distribution to shareholder of pooled company                       --         --               --       (594)        --
Net earnings for the year                                           --         --               --     14,601         --
                                                                ------    -------         --------   --------   --------
Balance at April 1, 1995                                        21,308     34,760           26,765     50,699         --
Net proceeds from public stock offering                          4,000         20           83,826         --         --
Issuance of common stock of pooled company                         391          4              996         --         --
Common stock issued upon exercise of employee stock
  options, including tax effect                                    328      3,572               --         --         --
Common stock split for fractional shares                            --          1               (1)        --         --
Amortization of unearned compensation related to
  stock option plans                                                --         --            1,116         --         --
Distribution to shareholder of pooled company                       --         --               --       (582)        --
Net earnings for the year                                           --         --               --     29,792         --
                                                                ------    -------         --------   --------   --------
Balance at March 30, 1996                                       26,027     38,357          112,702     79,909         --
Issuance of common stock of pooled company                          19         --               47         --         --
Common stock issued under employee bonus and upon
  exercise of employee stock options, including
  tax effect                                                       256      2,991            1,574         --         --
Amortization of unearned compensation related to
  stock option plans                                                --         --              540         --         --
Purchase of treasury stock                                         (50)        --               --         --       (977)
Reclassification of undistributed subchapter "S" earnings of
  pooled company                                                    --         --            1,659     (1,659)        --
Adjustment for change in fiscal year of pooled company              --         --               --        253         --
Distribution to shareholder of pooled company                       --         --               --       (650)        --
Net earnings for the year                                           --         --               --     27,621         --
                                                                ------    -------         --------   --------   --------
Balance at March 29, 1997                                       26,252    $41,348         $116,522   $105,474      $(977)
                                                                ======    =======         ========   ========   ========


         The accompanying notes are an integral part of this statement

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


          DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
-----------------------

Kent Electronics Corporation (the "Company") is a leading national specialty distributor of electronic products and a manufacturer of custom-made electronic assemblies. The Company distributes electronic connectors, electronic wire and cable, premise wiring products used in local area networks and wide area networks, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic equipment. The Company's contract manufacturing services include printed circuit board assembly, cable and harness assembly, sheet metal fabrication, plastic injection, battery power packs and final system integration. The Company's customers are primarily industrial users and original equipment manufacturers.

BASIS OF PRESENTATION
---------------------

In 1997, the Company acquired Futronix Corporation ("Futronix") and Wire & Cable Specialties Corporation ("Wire & Cable Specialties") in a transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements for 1996 and 1995 have been restated to include the operations of Futronix and Wire & Cable Specialties.

PRINCIPLES OF CONSOLIDATION
---------------------------

Kent Electronics Corporation consolidates its accounts with those of its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

FISCAL YEAR
-----------

The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ended March 29, 1997, March 30, 1996 and April 1, 1995 all consisted of 52 weeks.

USE OF ESTIMATES
----------------

In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
-------------------------

The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates at purchase of ninety days or less.

Securities purchased under agreements to resell (reverse repurchase agreements) result from transactions that are collateralized by negotiable securities and are carried at the amounts at which the securities will subsequently be resold. It is the policy of the Company not to take possession of securities purchased under agreements to resell. At March 29, 1997, agreements to resell securities in the amount of $7,365 with a two-day maturity were outstanding.

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

TRADING SECURITIES
------------------

The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Realized and unrealized gains and losses are reflected in the following table:

                                              1997    1996
                                             ------  ------
Net unrealized loss on trading securities
     at beginning of year                    $ 257   $ 302
Decrease in unrealized loss included in
     earnings during the year                 (169)    (45)
Realized loss from sale of trading
     securities                                (88)     --
                                             -----   -----
Net unrealized loss on trading securities
     at end of year                          $  --   $ 257
                                             =====   =====

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ACCOUNTS RECEIVABLE
-------------------

The Company's allowance for doubtful accounts was $1,256 at March 29, 1997 and $1,048 at March 30, 1996.

INVENTORIES
-----------

Inventories are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter.

OTHER ASSETS
------------

Other assets at March 29, 1997 include $1,804 of receivables from certain officers and directors of the Company.

COSTS IN EXCESS OF NET ASSETS ACQUIRED
--------------------------------------

Costs in excess of net assets acquired represents the excess of the purchase price over the value of net assets acquired and is being amortized on a straight-line basis over 40 years. Management evaluates these costs for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment would be recognized if the carrying amounts of such costs cannot be recovered by the net cash flows they will generate.

REVENUE RECOGNITION
-------------------

Revenue is recognized upon shipment of merchandise to customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and amounts included in other assets and liabilities meeting the definition of a financial instrument approximates fair value.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NEW PRONOUNCEMENTS
------------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard has not been determined.


                             BUSINESS ACQUISITIONS

FUTRONIX AND WIRE & CABLE SPECIALTIES
-------------------------------------

In January 1997, the Company acquired all the outstanding equity instruments of Futronix and Wire & Cable Specialties, both privately owned distributors of specialty wire and cable, in exchange for 2,109 shares of the Company's common stock in a merger transaction accounted for as a pooling of interests.

Prior to the merger, Futronix and Wire & Cable Specialties used a calendar year end for financial reporting purposes. The Futronix and Wire & Cable Specialties balance sheet and results of operations for the year ended December 31, 1995 and 1994 have been combined with those of the Company for the years ended March 30, 1996 and April 1, 1995, respectively. The Futronix and Wire & Cable Specialties balance sheet and results of operations for the 52 weeks ending March 29, 1997 have been included in the consolidated financial statements for fiscal 1997. During the three-month period ended March 30, 1996, Futronix and Wire & Cable Specialties had net sales of $16,177, net earnings of $372 and shareholder distributions of $119. In order to reflect the change in fiscal year-ends, retained earnings for these amounts has been increased by combined net earnings and decreased by shareholder distributions.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Combined and separate results of Kent, Futronix and Wire & Cable Specialties during the periods preceding the merger were as follows:

                                                                 FISCAL YEAR
                  THIRTY-NINE WEEKS ENDED   FISCAL YEAR ENDED        ENDED
                     DECEMBER 28, 1996       MARCH 30, 1996     APRIL 1, 1995
                     -----------------       --------------     -------------
                        (UNAUDITED)

Net sales
---------
  Kent                     $314,906             $372,019           $253,484
  Futronix                   40,679               29,280              5,950
  Wire & Cable               20,000               24,511             20,242
                           --------             --------           --------
      Combined             $375,585             $425,810           $279,676
                           ========             ========           ========

Net earnings
------------
  Kent                     $ 22,136             $ 27,975           $ 13,386
  Futronix                      278                  614                301
  Wire & Cable                  806                1,203                914
                           --------             --------           --------
      Combined             $ 23,220             $ 29,792           $ 14,601
                           ========             ========           ========


In the fourth quarter of 1997, the Company recorded costs of $5,500 associated with the merger and integration of Futronix and Wire & Cable Specialties.

OBLIGATIONS OF FUTRONIX AND WIRE & CABLE SPECIALTIES
----------------------------------------------------

Included in the accompanying balance sheet at March 30, 1996, are notes payable to banks of $9,728 with interest rates approximating prime plus 1/2% and long-term debt payable to shareholders of $1,270 with interest at 7%.

MANDATORILY REDEEMABLE PREFERRED STOCK OF FUTRONIX
--------------------------------------------------

Included in the accompanying balance sheet at March 30, 1996, are 2,200 shares of issued and outstanding Futronix non-dividend paying mandatorily redeemable preferred stock having a $1 par value and redemption value per share. The stock was redeemed in 1997 in connection with the merger.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


EMC DISTRIBUTION DIVISION OF ELECTRONICS MARKETING CORPORATION
--------------------------------------------------------------

In December 1996, the Company acquired certain assets of the EMC Distribution Division of Electronics Marketing Corporation, a privately owned Ohio-based specialty distributor of connectors, passive and electromechanical components, for $7,000 and the assumption of certain liabilities. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results arising from the acquisition are included in the consolidated statements of earnings from the acquisition date. The excess of the purchase price over the value of the assets acquired are classified in the accompanying balance sheet as cost in excess of net assets acquired and is being amortized on a straight-line basis over 40 years. Pro forma financial information is not presented, as the effect of the acquisition was not significant to the financial statements.


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


The provision for income taxes consisted of the following:


                                             1997      1996      1995
                                            -------  --------  --------
Current                                     $16,316  $19,934    $8,510
Tax reduction for exercise stock options
  credited to stockholders' equity            1,154    1,137       514
Deferred                                          9   (1,768)     (114)
                                            -------  -------    ------
                                            $17,479  $19,303    $8,910
                                            =======  =======    ======

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


A reconciliation of income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of earnings follows:

                                                      1997      1996      1995
                                                    --------  --------  --------
Tax at statutory rate                               $15,785   $17,161    $8,214
Increases (reductions)
   State income taxes, net of federal tax effect      1,377     1,687       748
   Pre-acquisition earnings of acquired S              (217)     (409)     (311)
    corporation
   Non-deductible merger and integration costs          291        --        --
     Other-net                                          243       864       259
                                                    -------   -------    ------
Income taxes as reported                            $17,479   $19,303    $8,910
                                                    =======   =======    ======


Net deferred tax assets at March 29, 1997 and March 30, 1996 consist of the following:

                                                          1997       1996
                                                        ---------  ---------
Current deferred asset
----------------------
   Allowance for doubtful accounts                       $   493    $   405
   Capitalization of additional inventory costs              805        870
   Accrued expenses not currently deductible, net of
       reversals                                             641        522
   Net operating losses                                      314        320
   Deferred compensation                                      --        616
   Other                                                     399        562
                                                         -------    -------
                                                         $ 2,652    $ 3,295
                                                         =======    =======
Long-term deferred asset
------------------------
   Depreciation                                          $(2,766)   $(2,061)
   Fixed asset bases differences                             450        630
   Stock compensation                                      1,495      1,291
   Net operating losses                                      457        770
   Deferred compensation                                   1,644        685
                                                         -------    -------
                                                         $ 1,280    $ 1,315
                                                         =======    =======

Acquired net operating losses of approximately $2,201 at March 29, 1997, expire in various amounts through 2003 and are subject to annual usage limitations.

The current deferred asset is included in other current assets in the accompanying balance sheets.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                         COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its operations in leased office, warehouse, and manufacturing facilities and also leases transportation equipment. Rent expense for 1997, 1996, and 1995 was approximately $3,512, $2,877 and $2,234, respectively.

As of March 29, 1997, the Company's minimum rental commitments under noncancelable operating leases were $3,336 in 1998; $2,581 in 1999; $1,805 in 2000; $1,114 in 2001; $744 in 2002; and $748 thereafter.

The Company has instituted a self-insurance program for employees' major medical coverages. Claims under the self-insurance program are insured for amounts greater than $50 per employee. The aggregate annual self-insured amount varies based on participant levels and was limited to approximately $3,000 as of March 29, 1997. Claims are accrued as incurred and the total expense under the program was approximately $2,809, $2,103 and $2,121 in 1997, 1996 and 1995,
respectively.

The Company is engaged in litigation occurring in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

                            SALES TO MAJOR CUSTOMERS

No customer constituted 10% or more of net sales in 1997. Sales to Compaq Computer Corporation represented 10.6% and 10.1% of net sales in 1996 and 1995, respectively. Sales to Applied Materials, Inc. represented 11.3% of net sales in 1995.

                              STOCKHOLDERS' EQUITY

FAIR PRICE PROVISION
--------------------

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

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


STOCKHOLDER RIGHTS PLAN
-----------------------

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

STOCK SPLIT
-----------

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

                                 BENEFIT PLANS
STOCK OPTIONS
-------------

At March 29, 1997, the Company had nonqualified stock option plans which allow for the grant of 4,060 common shares for options, of which 621 are available for future grants. Options granted under the plans have a maximum term of 15 years and are exercisable under the terms of the respective option agreements. Under some plans, options may be granted with exercise prices of less than the stock's market value at the date of grant. Options on 1,553, 450 and 358 shares were exercisable at March 29, 1997, March 30, 1996 and April 1, 1995 with a weighted average exercise price of $7.68, $7.51 and $7.27, respectively. A summary of the Company's stock option activity, and related information follows:

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                  1997                       1996                      1995
                        --------------------------  ------------------------  ------------------------
                                       Weighted                  Weighted                  Weighted
                                       average                   average                   average
                          Options   exercise price  Options   exercise price  Options   exercise price
                        ----------  --------------  -------   --------------  -------   --------------
Outstanding at
 beginning of year          2,570           $ 8.44    2,181           $ 5.25    2,316            $5.30
Granted                     1,144            19.72      803            17.58      143             7.75
Exercised                    (208)            8.49     (328)            7.58     (235)            6.96
Lapsed/forfeited               71            17.84      (86)           16.09      (43)            6.96
                            -----           ------    -----           ------    -----            -----
Outstanding at end of
 year                       3,435           $12.00    2,570           $ 8.44    2,181            $5.25
                            =====           ======    =====           ======    =====            =====

The following table summarizes the weighted average fair value per share of options granted during the year:

                                                   1997                      1996
                                      ----------------------------  --------------------------
                                         Weighted      Weighted      Weighted      Weighted
                                         average       average       average       average
                                        fair value  exercise price  fair value  exercise price
                                      ------------  --------------  ----------  --------------
Exercise price equals market price          $ 5.00          $19.73       $4.44          $20.73
Exercise price is below market price         26.11           19.31        9.67            7.25

The following table summarizes significant ranges of outstanding and exercisable options at March 29, 1997:

                                        Options Outstanding                  Options Exercisable
                            ------------------------------------------     -----------------------
                                         Weighted
                                         average         Weighted                    Weighted
                                      remaining life      average                     average
Range of exercise prices    Options      (in years)     exercise price      Options  exercise price
                            -------   --------------    --------------      -------  --------------
$  3.63 - $5.45             1,155           10.76           $ 3.63          855          $ 3.63
$  5.46 - $6.96               467            1.24             6.96          429            6.96
$ 7.25 - $10.88               210           12.49             7.56           23           10.17
$17.00 - $25.63             1,520            4.51            19.55          176           20.18
$28.75 - $32.50                83            4.45            29.86           70           29.36

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted with exercise prices of less than the stock's market value at the date of grant.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                          1997        1996
                       ----------  ----------
Expected life           2.3 years   3.1 years
Interest rate...        6.3%        6.0%
Volatility......       34.6%       26.5%
Dividend yield..        0.0%        0.0%

Stock-based compensation costs would have reduced net earnings by approximately $1,434 and $488 in 1997 and 1996 and $0.05 and $0.02 per share if the fair values of the options granted in those years had been recognized as compensation expense over the vesting period of the grant. The pro forma disclosures only include the effects of options granted in the fiscal years ended 1997 and 1996.


TAX-DEFERRED SAVINGS AND RETIREMENT PLAN AND TRUST
--------------------------------------------------

The Company sponsors a Tax-Deferred Savings and Retirement Plan (the Plan) covering substantially all employees. Under the Plan, a participating employee may allocate up to 12% of salary, and the Company makes matching contributions of up to 3% thereof. Additionally, the Company may elect to make additional contributions at its option. Such contributions accrue to employee accounts regardless of whether they have elected to participate in the salary deferral option of the Plan. The Company contributed approximately $870, $618 and $639 to the Plan in fiscal years ended March 29, 1997, March 30, 1996 and April 1, 1995, respectively.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



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

Under the first plan, the Company has accrued at March 29, 1997 and March 30, 1996 approximately $1,703 and $976, respectively, for participant and Company contributions which are recorded as long term liabilities on the balance sheet. Under the second plan, annual expense will range from $1,200 to $1,600 through March 31, 2001, based on accruing the present value of the minimum benefits through the date the participant vests in the payments.

                               EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares outstanding during each year. Options are included in periods where they have a dilutive effect.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years 1997, 1996 and 1995:

                              First      Second      Third     Fourth
                             Quarter     Quarter    Quarter    Quarter
                           -----------  ---------  ---------  ---------
Year ended March 29, 1997
-------------------------
Net sales                     $125,144   $124,034   $126,407   $141,172
Gross profit                    31,906     28,018     28,840     31,939
Net earnings                     9,431      6,852      6,937      4,401
Earnings per share                 .34        .25        .25        .16

Year ended March 30, 1996
---------------------------
Net sales                     $ 87,255   $102,776   $116,064   $119,715
Gross profit                    22,940     27,035     30,673     31,519
Net earnings                     5,254      6,346      8,652      9,540
Earnings per share                 .24        .28        .32        .35

Year ended April 1, 1995
---------------------------
Net sales                     $ 61,516   $ 66,117   $ 71,563   $ 80,480
Gross profit                    16,004     17,204     18,564     20,969
Net earnings                     3,164      3,439      3,774      4,224
Earnings per share                 .15        .16        .18        .19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after March 29, 1997, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Common Stock Outstanding and Principal Holders Thereof" and "Proposal No. 1 --Election of Directors" which sections of such proxy statement are incorporated herein.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND EXHIBITS:

     1.  FINANCIAL STATEMENTS:
                                                                          PAGE
                                                                          ----
    Report of Independent Certified Public Accountants....................  15
    Consolidated balance sheets at March 29, 1997 and March 30, 1996......  16
    Consolidated statements of earnings for the years ended
        March 29, 1997, March 30, 1996 and April 1, 1995..................  18
    Consolidated statements of cash flows for the years ended
        March 29, 1997, March 30, 1996 and April 1, 1995..................  19
    Consolidated statement of stockholders' equity for the years ended
        April 1, 1995, March 30, 1996 and March 29, 1997..................  21
    Notes to consolidated financial statements............................  22

     2.  FINANCIAL STATEMENT SCHEDULE:

                                                                          PAGE
                                                                          ----
    Report of Independent Certified Public Accounts on Schedule...........  43
    Schedule II--Allowance for Doubtful Receivables for the years ended
        April 1, 1995, March 30, 1996 and March 29, 1997.................. S-1


     3.                  EXHIBITS:

     3.1*  --  Amended and Restated Articles of Incorporation of Kent
               Electronics Corporation.  Incorporated by reference to Exhibit
               3.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-20265) filed with the Securities and Exchange Commission ("SEC") on January 23, 1997.

     3.2*  --  Certificate of Designation, Preferences and Rights of Series A
               Preferred Stock. Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 30, 1991 (the "1991 Form 10-K").

     3.3*  --  Amended and Restated Bylaws of Kent Electronics Corporation.
               Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 30, 1996 (the "1996 Form 10-K").

     4.1*  --  Specimen stock certificate for the Common Stock of Kent
               Electronics Corporation.  Incorporated by reference to Exhibit
               4.1 to the Company's Registration Statement on Form S-2 (Registration No. 33-40066) filed with the SEC on April 19, 1991.

     4.2*  --  Rights Agreement dated as of May 14, 1990 between Kent
               Electronics Corporation and Ameritrust Company National Association. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated May 14, 1990.

     4.3* -- First Amendment to Rights Agreement dated as of May 14, 1990 between Kent Electronics Corporation and Ameritrust Company National Association. Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 28, 1992 (the "1992 Form 10-K").

    10.1*  --  Chief Executive Officer Stock Option Plan and Agreement between
               Kent Electronics Corporation and Morrie K. Abramson dated July 24, 1991. Incorporated by reference to Exhibit 10.1 to 1992 Form 10-K./(1)/

    10.2*  --  Amendment to Chief Executive Officer Stock Option Plan between
               Kent Electronics Corporation and Morrie K. Abramson dated June 26, 1992. Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 3, 1993 (the "1993 Form 10-K")./(1)/

    10.3*  --  Amendment to Chief Executive Officer Stock Option Plan and
               Agreement between Kent Electronics Corporation and Morrie K. Abramson dated June 30, 1994. Incorporated by reference to
               Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1995 (the "1995 Form 10-K")./(1)/

    10.4*  --  K*TEC President Stock Option Plan and Agreement between Kent
               Electronics Corporation and Randy J. Corporron dated May 1, 1993. Incorporated by reference to Exhibit 10.4 to 1993 Form 10-K./(1)/

    10.5*  --  K*TEC General Manager Stock Option Plan and Agreement between
               Kent Electronics Corporation and Rodney J. Corporron dated May 1, 1993. Incorporated by referenced to Exhibit 10.5 to 1993
               Form 10-K./(1)/

    10.6*  --  1991 Non-Employee Director Stock Option Plan, as amended.
               Incorporated by reference to Exhibit 10.2 to 1992 Form 10-K./(1)/

    10.7*  --  1996 Non-Employee Director Stock Option Plan. Incorporated by
               reference to Exhibit 10.7 to 1996 Form 10-K./(1)/

    10.8*  --  Amended and Restated 1987 Stock Option Plan. Incorporated by
               reference to Exhibit 10.3 to 1992 Form 10-K./(1)/

    10.9*  --  Amendments of Amended and Restated 1987 Stock Option Plan.
               Incorporated by reference to Exhibit 10.8 to 1993
               Form 10-K./(1)/

   10.10*  --  Stock Option Plan and Agreement for the Company's Executive Vice
               President Sales-Distribution between Kent Electronics Corporation and Larry D. Olson dated May 8, 1995. Incorporated by reference to Exhibit 10.11 to 1995 Form 10-K./(1)/

   10.11*  --  Stock Option Plan and Agreement for the Company's Executive Vice
               President Operations-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated May 8, 1995. Incorporated by reference to Exhibit 10.12 to 1995 Form 10-K./(1)/

   10.12*  --  Stock Option Plan and Agreement for the Company's Vice President,
               Secretary and Treasurer between Kent Electronics Corporation and Stephen J. Chapko dated May 8, 1995. Incorporated by reference to Exhibit 10.13 to 1995 Form 10-K./(1)/

   10.13*  --  Stock Option Plan and Agreement for the Company's Vice President,
               Corporate Controller between Kent Electronics Corporation and David D. Johnson dated May 9, 1996. Incorporated by reference to
               Exhibit 10.13 to 1996 Form 10-K./(1)/

   10.14*  --  1996 Employee Incentive Plan.  Incorporated by reference to
               Exhibit 10.14 to 1996 Form 10-K./(1)/

   10.15*  --  Kent Electronics Corporation Tax-Deferred Savings and Retirement
               Plan and Trust (As Amended and Restated Effective March 26,
               1989). Incorporated by reference to Exhibit 10.15 to 1996
               Form 10-K./(1)/

   10.16*  --  Kent Electronics Corporation Deferred Compensation Plan dated
               July 28, 1994. Incorporated by reference to Exhibit 10.15 to 1995 Form 10-K./(1)/

   10.17*  --  First Amendment to the Kent Electronics Corporation Deferred
               Compensation Plan. Incorporated by reference to Exhibit 10.17 to 1996 Form 10-K./(1)/

   10.18*  --  Trust Agreement for Kent Electronics Corporation Deferred
               Compensation Plan dated July 28, 1994. Incorporated by reference to Exhibit 10.16 to 1995 Form 10-K./(1)/

   10.19*  --  Contracts between Kent Electronics Corporation and AMP Products
               Corporation effective as of July 22, 1988 and July 31, 1986, respectively, and addenda thereto. Incorporated by reference to
               Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1989.

   10.20*  --  Form of Agreement by and between Kent Electronics Corporation and
               Morrie K. Abramson dated March 16, 1993. Incorporated by reference to Exhibit 10.21 to 1993 Form 10-K./(1)/

   10.21*  --  Form of Executive Health Care Benefits and Consulting Agreement
               by and between Kent Electronics Corporation and Morrie K. Abramson dated January 27, 1993. Incorporated by reference to
               Exhibit 10.22 to 1993 Form 10-K./(1)/

   10.22*  --  Employment Agreement dated January 3, 1996 by and between Morrie
               K. Abramson and Kent Electronics Corporation. Incorporated by reference to Exhibit 10.22 to 1996 Form 10-K./(1)/

   10.23*  --  Kent Electronics Corporation Chief Executive Officer Deferred
               Compensation Plan and Agreement dated January 3, 1996 by and between Kent Electronics Corporation and Morrie K. Abramson. Incorporated by reference to Exhibit 10.23 to 1996
               Form 10-K./(1)/

   10.24*  --  Trust Agreement for Kent Electronics Corporation Chief Executive
               Officer Deferred Compensation Plan and Agreement and Employment Agreement dated January 3, 1996 by and between Kent Electronics Corporation and Texas Commerce Bank National Association, as trustee. Incorporated by reference to Exhibit 10.24 to 1996 Form 10-K./(1)/

   10.25*  --  Special Warranty Deed from Sugarland Properties Incorporated to
               Kent Electronics Corporation dated March 7, 1995 for 51 acres of land. Incorporated by reference to Exhibit 10.23 to 1995
               Form 10-K.

   10.26*  --  Special Warranty Deed from Sugarland Properties Incorporated to
               Kent Electronics Corporation dated March 7, 1995 for 15 acres of land. Incorporated by reference to Exhibit 10.24 to 1995
               Form 10-K.

   10.27   --  Revolving Promissory Note with Agreement between Kent Electronics
               Corporation and Texas Commerce Bank National Association dated June 12, 1997.


     11    --  Computation of earnings per share.

     21    --  Subsidiaries of Kent Electronics Corporation.

     23.1  --  Consent of Independent Certified Public Accountants.

     27    --  Financial Data Schedule.

-----------------------------
*    Incorporated by reference.
(1)  Management contract or compensatory plan or agreement

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


                                           KENT ELECTRONICS CORPORATION
                                           (Registrant)


                                            By: /s/ Morrie K. Abramson
                                                ------------------------------
                                                Morrie K. Abramson
                                                Chairman of the Board, Chief
                                                Executive Officer and President

                                            Date:  June 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                          Date
       ---------                       -----                          ----

/s/ Morrie K. Abramson       Chairman of the Board, Chief         June 26, 1997
---------------------------  Executive Officer, President
Morrie K. Abramson           and Director (Principal
                             Executive Officer)


/s/ Stephen J. Chapko        Executive Vice President, Chief      June 26, 1997
---------------------------  Financial Officer, Treasurer
Stephen J. Chapko            and Secretary (Principal Financial
                             Officer)


/s/ David D. Johnson         Vice President, Corporate            June 26, 1997
---------------------------  Controller (Principal Accounting
David D. Johnson             Officer)


/s/ Terrence M. Hunt         Director                             June 26, 1997
---------------------------
Terrence M. Hunt


/s/ Max S. Levit             Director                             June 26, 1997
---------------------------
Max S. Levit


/s/ David Siegel             Director                             June 26, 1997
---------------------------
David Siegel


/s/ Richard C. Webb          Director                             June 26, 1997
------------------------
Richard C. Webb


/s/ Alvin L. Zimmerman       Director                             June 26, 1997
---------------------------
Alvin L. Zimmerman

                        REPORT OF INDEPENDENT CERTIFIED
                        PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors and Stockholders
Kent Electronics Corporation

     In connection with our audit of the consolidated financial statements of Kent Electronics Corporation and Subsidiaries for the year ended March 29, 1997, we have also audited Schedule II for each of the three years in the period ended March 29, 1997. In our opinion, this consolidated schedule presents fairly, in all material respects, the information required to be set forth therein.



                                             GRANT THORNTON LLP



Houston, Texas
May 5, 1997

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
         YEARS ENDED APRIL 1, 1995, MARCH 30, 1996 AND MARCH 29, 1997
                                (IN THOUSANDS)

                       ALLOWANCE FOR DOUBTFUL RECEIVABLES

                                               Additions                 Deductions
                                   -----------------------------------   ----------
                                    Adjustment
                                   for change in
                                     pooled       Charged    Charged
                      Balance at   Companies'     to costs   to other                Balance at
                      beginning    fiscal year      and     accounts-     Amounts      end of
 Fiscal Years Ended   of period        ends       expenses  recoveries  written-off    period
--------------------  ----------  --------------  --------  ----------  -----------  ----------
April 1, 1995         $      958    $        --   $    171  $       --  $       116  $    1,013
March 30, 1996             1,013             --        249          12          226       1,048
March 29, 1997             1,048             30        409          11          242       1,256


                                 EXHIBIT INDEX
                                 -------------

                                                                 SEQUENTIALLY
EXHIBIT NO.              ITEM                                   NUMBERED PAGES
-----------              -----                                  --------------

  10.27     Revolving Promissory Note with Agreement between
            Kent Electronics Corporation and Texas Commerce
            Bank National Association dated June 12, 1997.

     11     Computation of earnings per share.

     21     Subsidiaries of Kent Electronics Corporation.

   23.1     Consent of Independent Certified Public Accountants.

     27     Financial Data Schedule.