Form 10-K/A
period 1997-03-29
KENT ELECTRONICS CORP
filed 1997-06-27
CIK 793024

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                  FORM 10-K/A

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

     Substantially all of the Company's manufacturing business is contract manufacturing. The contract manufacturing business is generally characterized by close working relationships with a

------------
/1/ Both Futronix Corporation and Wire & Cable Specialties Corporation were merged with and into Futronix Acquisition Company, a wholly owned subsidiary of the Company, and the name of Futronix Acquisition Company was changed to "Futronix Corporation." In the narrative portion of this Form 10-K, references to "Futronix" mean the Company's wholly owned subsidiary that is the successor to Futronix Corporation and Wire & Cable Specialties Corporation, and references to "Futronix Corporation" mean the entity by that name before it was acquired by the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of shareholders on January 17, 1997 (the "Special Meeting"). At the Special Meeting, the Company's shareholders of record at the close of business on November 26, 1996 (the "Record Date") were entitled to vote upon proposals, recommended by the Company's Board of Directors, to (i) approve the Reorganization Agreement dated September 25, 1996 (the "Merger Agreement") among the Company, Futronix Acquisition Company ("Futronix Acquisition"), Futronix Corporation, Wire & Cable Specialties Corporation ("Wire & Cable Specialties") and Certain Shareholders and
Affiliates of Futronix

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

     On May 7, 1997, there were 1,378 holders of record of the Company's Common Stock.

     On January 17, 1997, the Company issued an aggregate of 812,052 shares of Common Stock to the two shareholders of Wire & Cable Specialties in consideration of the merger of Wire & Cable Specialties with and into Futronix Acquisition, a wholly owned subsidiary of the Company. The issuance of such shares of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

(1) As a result of the acquisition of Futronix Corporation and Wire & Cable Specialties in January 1997, accounted for as a pooling of interests, all selected consolidated financial data have been restated to include the results of Futronix Corporation and Wire & Cable Specialties for all periods presented.

(2) Includes non-recurring merger and integration charges of $5.5 million ($3.4 million, net of taxes, or $0.12 per share) in 1997. Exclusive of such charges, net earnings were $31.0 million, or $1.12 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

RESULTS OF OPERATIONS

     As a result of the acquisition of Futronix Corporation and Wire & Cable Specialties in January 1997, accounted for as a pooling of interests, all financial information has been restated to include the results of Futronix Corporation and Wire & Cable Specialties for all periods presented.

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

     On June 12, 1997, the Company obtained a $25,000 line of credit with a bank. As of June 27, 1997, there was no indebtedness outstanding under the line of credit.

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

                      CONSOLIDATED STATEMENTS OF EARNINGS
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

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FISCAL YEARS ENDED APRIL 1, 1995, MARCH 30, 1996 AND MARCH 29, 1997
                                 (IN THOUSANDS)



                                                                  Common Stock
                                                                -----------------
                                                                                      Additional     Retained   Treasury
                                                                Shares    Amount   paid-in capital   earnings     stock
                                                                -------  --------  ----------------  ---------  ---------

Balance at April 2, 1994, as previously reported                19,375    $32,703         $ 24,359   $ 35,457      $  --
Adjustment for pooling of interests                              1,042         10              581      1,235         --
                                                                ------    -------         --------   --------   --------
As restated                                                     20,417     32,713           24,940     36,692         --
Issuance of common stock and warrants of
  pooled company                                                   657          7              970         --         --
Common stock issued upon exercise of employee
  stock options, including tax effect                              235      2,040               --         --         --
Common stock split for fractional shares                            (1)        --              (16)        --         --
Amortization of unearned compensation related to
  stock option plans                                                --         --              871         --         --
Distribution to shareholder of pooled company                       --         --               --       (594)        --
Net earnings for the year                                           --         --               --     14,601         --
                                                                ------    -------         --------   --------   --------
Balance at April 1, 1995                                        21,308     34,760           26,765     50,699         --
Net proceeds from public stock offering                          4,000         20           83,826         --         --
Issuance of common stock of pooled company                         391          4              996         --         --
Common stock issued upon exercise of employee stock
  options, including tax effect                                    328      3,572               --         --         --
Common stock split for fractional shares                            --          1               (1)        --         --
Amortization of unearned compensation related to
  stock option plans                                                --         --            1,116         --         --
Distribution to shareholder of pooled company                       --         --               --       (582)        --
Net earnings for the year                                           --         --               --     29,792         --
                                                                ------    -------         --------   --------   --------
Balance at March 30, 1996                                       26,027     38,357          112,702     79,909         --
Issuance of common stock of pooled company                          19         --               47         --         --
Common stock issued under employee bonus and upon
  exercise of employee stock options, including
  tax effect                                                       256      2,991            1,574         --         --
Amortization of unearned compensation related to
  stock option plans                                                --         --              540         --         --
Purchase of treasury stock                                         (50)        --               --         --       (977)
Reclassification of undistributed subchapter "S" earnings of
  pooled company                                                    --         --            1,659     (1,659)        --
Adjustment for change in fiscal year of pooled company              --         --               --        253         --
Distribution to shareholder of pooled company                       --         --               --       (650)        --
Net earnings for the year                                           --         --               --     27,621         --
                                                                ------    -------         --------   --------   --------
Balance at March 29, 1997                                       26,252    $41,348         $116,522   $105,474      $(977)
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

Prior to the merger, Futronix and Wire & Cable Specialties used a calendar year end for financial reporting purposes. The Futronix and Wire & Cable Specialties balance sheets and results of operations for the years ended December 31, 1995 and 1994 have been combined with those of the Company for the years ended March 30, 1996 and April 1, 1995, respectively. The Futronix and Wire & Cable Specialties balance sheet and results of operations for the 52 weeks ending March 29, 1997 have been included in the consolidated financial statements for fiscal 1997. During the three-month period ended March 30, 1996, Futronix and Wire & Cable Specialties had net sales of $16,177, net earnings of $372 and shareholder distributions of $119. In order to reflect the change in fiscal year-ends, retained earnings for these amounts has been increased by combined net earnings and decreased by shareholder distributions.

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

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


EMC DISTRIBUTION DIVISION OF ELECTRONICS MARKETING CORPORATION
--------------------------------------------------------------

In December 1996, the Company acquired certain assets of the EMC Distribution Division of Electronics Marketing Corporation, a privately owned Ohio-based specialty distributor of connectors, passive and electromechanical components, for $7,000 and the assumption of certain liabilities. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results arising from the acquisition are included in the consolidated statements of earnings from the acquisition date. The excess of the purchase price over the value of the assets acquired is classified in the accompanying balance sheet as cost in excess of net assets acquired and is being amortized on a straight-line basis over 40 years. Pro forma financial information is not presented, as the effect of the acquisition was not significant to the financial statements.


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


The provision for income taxes consisted of the following:


                                             1997      1996      1995
                                            -------  --------  --------
Current                                     $16,316  $19,934    $8,510
Tax reduction for exercise of stock
  options credited to stockholders'
  equity                                      1,154    1,137       514
Deferred                                          9   (1,768)     (114)
                                            -------  -------    ------
                                            $17,479  $19,303    $8,910
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

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 29, 1997, MARCH 30, 1996 AND APRIL 1, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                  1997                       1996                      1995
                        --------------------------  ------------------------  ------------------------
                                       Weighted                  Weighted                  Weighted
                                       average                   average                   average
                          Options   exercise price  Options   exercise price  Options   exercise price
                        ----------  --------------  -------   --------------  -------   --------------
Outstanding at
 beginning of year          2,570           $ 8.44    2,181           $ 5.25    2,316            $5.30
Granted                     1,144            19.72      803            17.58      143             7.75
Exercised                    (208)            8.49     (328)            7.58     (235)            6.96
Lapsed/forfeited              (71)           17.84      (86)           16.09      (43)            6.96
                            -----           ------    -----           ------    -----            -----
Outstanding at end of
 year                       3,435           $12.00    2,570           $ 8.44    2,181            $5.25
                            =====           ======    =====           ======    =====            =====

The following table summarizes the weighted average fair value per share of options granted during the year:

                                                   1997                      1996
                                      ----------------------------  --------------------------
                                         Weighted      Weighted      Weighted      Weighted
                                         average       average       average       average
                                        fair value  exercise price  fair value  exercise price
                                      ------------  --------------  ----------  --------------
Exercise price equals market price          $ 5.00          $19.73       $4.44          $20.73
Exercise price is below market price         26.11           19.31        9.67            7.25

The following table summarizes significant ranges of outstanding and exercisable options at March 29, 1997:

                                        Options Outstanding                  Options Exercisable
                            ------------------------------------------     -----------------------
                                         Weighted
                                         average         Weighted                    Weighted
                                      remaining life      average                     average
Range of exercise prices    Options      (in years)     exercise price      Options  exercise price
                            -------   --------------    --------------      -------  --------------
$  3.63 - $5.45             1,155           10.76           $ 3.63          855          $ 3.63
$  5.46 - $6.96               467            1.24             6.96          429            6.96
$ 7.25 - $10.88               210           12.49             7.56           23           10.17
$17.00 - $25.63             1,520            4.51            19.55          176           20.18
$28.75 - $32.50                83            4.45            29.86           70           29.36

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

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                          1997        1996
                       ----------  ----------
Expected life           2.3 years   3.1 years
Interest rate           6.3%        6.0%
Volatility             34.6%       26.5%
Dividend yield          0.0%        0.0%

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND EXHIBITS:

     1.  FINANCIAL STATEMENTS:
                                                                          PAGE
                                                                          ----
    Report of Independent Certified Public Accountants....................  15
    Consolidated balance sheets at March 29, 1997 and March 30, 1996......  16
    Consolidated statements of earnings for the years ended
        March 29, 1997, March 30, 1996 and April 1, 1995..................  18
    Consolidated statements of cash flows for the years ended
        March 29, 1997, March 30, 1996 and April 1, 1995..................  19
    Consolidated statement of stockholders' equity for the years ended
        April 1, 1995, March 30, 1996 and March 29, 1997..................  21
    Notes to consolidated financial statements............................  22

     2.  FINANCIAL STATEMENT SCHEDULE:

                                                                          PAGE
                                                                          ----
    Report of Independent Certified Public Accountants on Schedule........  43
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

                                            Date:  June 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                          Date
       ---------                       -----                          ----

/s/ Morrie K. Abramson       Chairman of the Board, Chief         June 27, 1997
---------------------------  Executive Officer, President
Morrie K. Abramson           and Director (Principal
                             Executive Officer)


/s/ Stephen J. Chapko        Executive Vice President, Chief      June 27, 1997
---------------------------  Financial Officer, Treasurer
Stephen J. Chapko            and Secretary (Principal Financial
                             Officer)


/s/ David D. Johnson         Vice President, Corporate            June 27, 1997
---------------------------  Controller (Principal Accounting
David D. Johnson             Officer)


/s/ Terrence M. Hunt         Director                             June 27, 1997
---------------------------
Terrence M. Hunt


/s/ Max S. Levit             Director                             June 27, 1997
---------------------------
Max S. Levit


/s/ David Siegel             Director                             June 27, 1997
---------------------------
David Siegel


/s/ Richard C. Webb          Director                             June 27, 1997
------------------------
Richard C. Webb


/s/ Alvin L. Zimmerman       Director                             June 27, 1997
---------------------------
Alvin L. Zimmerman

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