Form 10-Q
period 1997-06-28
KENT ELECTRONICS CORP
filed 1997-08-11
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 28, 1997


                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number  0-14643

                         KENT ELECTRONICS CORPORATION
________________________________________________________________________________
             Exact name of registrant as specified in its charter)


           Texas                                                 74-1763541
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   7433 Harwin Drive, Houston, Texas                             77036-2015
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (713) 780-7770

Not applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]        No   [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  At July 31, 1997, 26,370,677 shares of common stock, no par value, are issued and outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                       June 28,    March 29,
                                                         1997        1997
                                                       --------    --------
                                                     (Unaudited)
            ASSETS

CURRENT ASSETS
  Cash and cash equivalents (including temporary
   investments of $26,502 at June 28 and
   $28,728 at March 29)...........................     $ 21,035    $ 25,050
  Accounts receivable, less allowance of $1,337
   at June 28 and $1,256 at March 29..............       92,476      88,835
  Inventories
   Materials and purchased products...............      101,868      91,100
   Work in process................................        5,268       3,394
                                                       --------    --------
                                                        107,136      94,494
  Other...........................................        3,974       4,023
                                                       --------    --------
       Total current assets.......................      224,621     212,402

PROPERTY AND EQUIPMENT
  Land............................................        7,439       7,439
  Buildings.......................................       41,543      38,176
  Equipment, furniture and fixtures...............       73,646      68,247
  Leasehold improvements..........................        2,574       2,543
                                                       --------    --------
                                                        125,202     116,405
  Less accumulated depreciation and amortization..      (28,030)    (25,515)
                                                       --------    --------
                                                         97,172      90,890

DEFERRED INCOME TAXES.............................        1,255       1,280

OTHER ASSETS......................................        4,603       4,618

COST IN EXCESS OF NET ASSETS ACQUIRED,
 less accumulated amortization of $2,508 at
 June 28 and $2,359 at March 29...................       16,255      16,404
                                                       --------    --------
                                                       $343,906    $325,594
                                                       ========    ========


The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                       June 28,    March 29,
                                                         1997         1997
                                                       --------    --------
                                                     (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable............................          $ 46,664    $ 42,317
 Accrued compensation........................             6,941       8,123
 Other accrued liabilities...................             9,696       8,051
 Income taxes................................             5,840       3,027
                                                       --------    --------
       Total current liabilities.............            69,141      61,518

LONG-TERM DEBT...............................                --          --

LONG-TERM LIABILITIES........................             1,993       1,709

STOCKHOLDERS' EQUITY
 Preferred stock, $1 par value per share;
  authorized 2,000 shares; none issued......                 --          --
   Common stock, no par value; authorized
    60,000 shares; 26,314 shares issued and
    26,264 shares outstanding at June 28 and
    26,302 shares issued and 26,252 shares
    outstanding at March 29.................             42,852      41,348
   Additional paid-in capital...............            116,648     116,522
   Retained earnings........................            114,249     105,474
                                                       --------    --------
                                                        273,749     263,344
 Less common stock in treasury - at cost,
  50 shares.................................               (977)       (977)
                                                       --------    --------
                                                        272,772     262,367
                                                       --------    --------
                                                       $343,906    $325,594
                                                       ========    ========


The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)


                                                       Thirteen Weeks Ended
                                                       --------------------
                                                        June 28,   June 29,
                                                          1997       1996
                                                       --------    --------
                                                           (Unaudited)

Net sales.....................................         $152,080    $125,144
Cost of sales.................................          117,221      93,238
                                                       --------    --------
 Gross profit.................................           34,859      31,906

Selling, general and administrative expenses..           20,780      17,613
                                                       --------    --------
  Operating profit............................           14,079      14,293
Other income (expense)
 Interest expense.............................               (7)       (304)
 Other - net..................................              425       1,567
                                                       --------    --------
    Earnings before income taxes..............           14,497      15,556
Income taxes..................................            5,722       6,125
                                                       --------    --------
   NET EARNINGS...............................         $  8,775    $  9,431
                                                       ========    ========

Earnings per share............................             $.32        $.34
                                                       ========    ========

Weighted average shares.......................           27,762      27,592
                                                       ========    ========




The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                       June 28,    June 29,
                                                         1997        1996
                                                       --------    --------
                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings....................................      $  8,775    $  9,431
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization.................         2,671       1,547
   Provision for losses on accounts receivable.              81          38
   Loss on sale of property and equipment........             4          --
   Stock option expense..........................           126         152
   Unrealized losses on trading securities.......            --          50
   Net sales of trading securities...............            --      11,870
   Change in assets and liabilities
    Increase in accounts receivable..............        (3,722)    (10,259)
    Increase in inventories......................       (12,642)     (4,254)
    (Increase) decrease in other.................            49         (82)
    Decrease in deferred income taxes............            25          79
    Decrease in other assets.....................            15          22
    Increase (decrease) in accounts payable......         4,347      (2,957)
    Decrease in accrued compensation.............        (1,182)     (5,838)
    Increase in other accrued liabilities........         1,645       1,646
    Increase in income taxes.....................         2,813       1,187
    Increase in long-term liabilities............           284         539
                                                       --------    --------
         Total adjustments.......................        (5,486)     (6,260)
                                                       --------    --------
         Net cash provided by operating
          activities.............................         3,289       3,171

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..........................        (8,813)    (14,658)
   Proceeds from sale of property and equipment..             5          --
                                                       --------    --------
         Net cash used by investing activities...        (8,808)    (14,658)

                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                       June 28,    June 29,
                                                         1997        1996
                                                        -------    --------
                                                             (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings under line of credit agreements of
  pooled companies.................................     $    --     $ 3,427
 Decrease in long-term debt........................          --          (5)
 Issuance of common stock..........................         114          57
 Issuance of common stock of pooled company........          --          49
 Tax effect of common stock issued upon exercise
  of employee stock options........................       1,390       1,406
 Distribution to shareholder of pooled company.....          --        (345)
                                                        -------     -------
       Net cash provided by financing
           activities..............................       1,504       4,589
                                                        -------     -------

NET DECREASE IN CASH...............................      (4,015)     (6,898)
Adjustment for change in pooled companies'
   fiscal year-ends................................          --         344
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...      25,050      73,431
                                                        -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........     $21,035     $66,877
                                                        =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for
  Interest.........................................     $    --     $   296
  Income taxes.....................................     $ 1,675     $ 3,582



The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The consolidated balance sheet as of June 28, 1997, and the consolidated statements of earnings and cash flows for the thirteen week periods ended June 28, 1997 and June 29, 1996, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 29, 1997, included in the Company's Form 10-K/A for that period.

In January 1997, the Company acquired Futronix Corporation and Wire & Cable Specialties Corporation in a transaction accounted for as a pooling of interests. Accordingly, the fiscal 1997 consolidated statements of earnings and cash flows have been restated to include the operations of Futronix Corporation and Wire & Cable Specialties Corporation.

Cash and Cash Equivalents
-------------------------

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Sales To Major Customers
------------------------
No customer of the Company represented 10% or more of net sales for the thirteen week periods ending June 28, 1997 and June 29, 1996.

Recent Pronouncement
--------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement is effective for financial statements issued for periods ending after

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

December 15, 1997 and will require restatement of all prior period comparative amounts. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting FAS 128 has not been determined.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                (In thousands)

Results of Operations
---------------------

Net sales for the thirteen weeks ended June 28, 1997 increased $26,936, or 21.5%, compared to the same period of the prior year. The increase in net sales resulted primarily from increased demand from existing customers and an expanded customer base. The Company's distribution businesses, which accounted for approximately 65% of first quarter net sales, benefited from increased customer demand of materials management and logistical services and the December 1996 acquisition of the EMC Distribution Division of Electronics Marketing Corporation. The Company's contract manufacturing business increased as a result of improving business conditions in markets served and as a result of increased demand for the Company's recently expanded contract manufacturing services.

Gross profit increased $2,953, or 9.3%, compared to the corresponding period a year ago. Gross profit as a percentage of sales decreased to 22.9% from 25.5% for the period. The increase in gross profit was primarily due to increased sales, offset by a decrease in the gross profit percentage primarily due to pricing pressures and product mix with a lower percentage of certain higher margin contract manufacturing business.

Selling, general and administrative ("SG&A") expenses increased $3,167, or 18.0%, compared to the same period last year. However, as a percentage of sales, SG&A declined to 13.7% from 14.1% in the prior year period. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations.

Interest expense decreased due to the retirement, in the fourth quarter of fiscal 1997, of all outstanding debt of Futronix Corporation and Wire & Cable Specialties Corporation.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents. The decrease in interest and dividend income resulted from a decrease of invested cash, cash equivalents and trading securities, which were expended for capital expenditures, acquisitions and the retirement of Futronix Corporation and Wire & Cable Specialties Corporation debt.

Net earnings decreased $656, or 7.0%, compared to the same period a year ago. The decrease was primarily due to a decrease in the gross profit percentage and a decrease in interest and dividend income, partially offset by lower SG&A expenses as a percentage of sales.

Liquidity and Capital Resources
-------------------------------

Working capital at June 28, 1997 was $155,480, an increase of $4,596, or 3.0%, from March 29, 1997. The increase was primarily the result of growth in accounts receivable and inventories in relation to current and future sales levels.

Included in the Company's working capital at June 28, 1997 are investments of $26,502, a decrease of $2,226 since March 29, 1997. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At June 28, 1997, funds were invested primarily in reverse repurchase agreements and an institutional money market fund. Both are compatible with the Company's stated investment strategy.

On June 12, 1997, the Company obtained a $25,000 line of credit with a bank. As of June 28, 1997, there was no indebtedness outstanding under the line of credit.

The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment and increased levels of inventory and accounts receivable. Management believes that current resources, including the line of credit, along with funds generated from operations, should be sufficient to meet its current capital requirements.

                          PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

   (a) Exhibits:
       11 - Statement re computation of per share earnings.
       27 - Financial Data Schedule (filed only in electronic format).
   (b) Reports on Form 8-K:
       Not applicable.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENT ELECTRONICS CORPORATION
                                     --------------------------------------
                                                  (Registrant)



Date:   August 11, 1997                   By:  /s/Morrie K. Abramson
        -------------------------              -----------------------
                                               Morrie K. Abramson
                                               Chairman of the Board, Chief
                                               Executive Officer, President
                                               and Director (Principal Executive
                                               Officer)



Date:   August 11, 1997                   By:  /s/Stephen J. Chapko
        -------------------------              -----------------------
                                               Stephen J. Chapko
                                               Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Secretary (Principal Financial
                                               Officer)



Date:   August 11, 1997                   By:  /s/David D. Johnson
        -------------------------              -----------------------
                                               David D. Johnson
                                               Vice President, Corporate
                                               Controller (Principal Accounting
                                               Officer)

                                 EXHIBIT INDEX
                                 -------------

                  Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------


Exhibit No.               Exhibit Description         Sequential Page No.
-----------              ---------------------        -------------------

    11                   Statement re computation              13
                         of per share earnings

    27                   Financial Data Schedule
                         (filed only in electronic format)     --