Form 10-Q
period 1997-09-28
KENT ELECTRONICS CORP
filed 1997-11-10
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 27, 1997
                               -------------------------------------------------

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________
Commission file number  0-14643
                       ---------------------------------------------------------

                         KENT ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)


                 Texas                                        74-1763541
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     1111 Gillingham Lane, Sugar Land, Texas                     77478
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (281) 243-4000
                                                  ------------------------------
     7433 Harwin Drive, Houston, Texas  77036
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At October 31, 1997, 26,560,979 shares of common stock, no par value, were issued and outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                     September 27,   March 29,
                                                          1997          1997
                                                     --------------  ----------
                                                      (Unaudited)

                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents (including temporary
     investments of $197,251 at September 27
     and $28,728 at March 29)......................       $190,371    $ 25,050
   Accounts receivable, less allowance of $1,408
     at September 27 and $1,256 at March 29........        101,331      88,835
   Inventories
     Materials and purchased products..............        111,782      91,100
     Work in process...............................          6,220       3,394
                                                          --------    --------
                                                           118,002      94,494
   Other...........................................          6,138       4,023
                                                          --------    --------
       Total current assets........................        415,842     212,402

PROPERTY AND EQUIPMENT
   Land............................................          7,439       7,439
   Buildings.......................................         47,437      38,176
   Equipment, furniture and fixtures...............         78,849      68,247
   Leasehold improvements..........................          2,607       2,543
                                                          --------    --------
                                                           136,332     116,405
   Less accumulated depreciation and amortization          (30,786)    (25,515)
                                                          --------    --------
                                                           105,546      90,890

DEFERRED INCOME TAXES..............................          1,230       1,280

OTHER ASSETS.......................................         10,662       4,618

COST IN EXCESS OF NET ASSETS ACQUIRED,
   less accumulated amortization of $2,624 at......
   September 27 and $2,359 at March 29.............         16,139      16,404
                                                          --------    --------
                                                          $549,419    $325,594
                                                          ========    ========

The accompanying notes are an integral part of these statements.


                                    2 of 16

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                    September 27,   March 29,
                                                         1997          1997
                                                    --------------  ----------
                                                     (Unaudited)

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable...............................       $ 63,250    $ 42,317
   Accrued compensation...........................          7,650       8,123
   Other accrued liabilities......................          8,090       8,051
   Income taxes...................................            ---       3,027
                                                         --------    --------
       Total current liabilities..................         78,990      61,518

LONG-TERM DEBT....................................        180,000         ---

LONG-TERM LIABILITIES.............................          2,096       1,709

STOCKHOLDERS' EQUITY
   Preferred stock, $1 par value per share;
     authorized 2,000 shares; none issued.........            ---         ---
   Common stock, no par value; authorized 60,000
     shares; 26,586 shares issued and 26,536
     shares outstanding at September 27 and
     26,302 shares issued and 26,252 shares
     outstanding at March 29......................         48,683      41,348
   Additional paid-in capital.....................        116,773     116,522
   Retained earnings..............................        123,854     105,474
                                                         --------    --------
                                                          289,310     263,344

   Less common stock in treasury - at cost,
     50 shares....................................           (977)       (977)
                                                         --------    --------
                                                          288,333     262,367
                                                         --------    --------
                                                         $549,419    $325,594
                                                         ========    ========

The accompanying notes are an integral part of these statements.

                                    3 of 16

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - In thousands, except per share data)

                                                             Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                      -----------------------------------    ----------------------------------
                                                      September 27,         September 28,    September 27,        September 28,
                                                         1997                  1996             1996                 1996
                                                      ------------          -------------    -------------        -------------
Net sales...........................................    $167,487               $124,034         $319,567            $249,178
Cost of sales.......................................     129,579                 96,016          246,800             189,254
                                                        --------               --------         --------            --------
    Gross profit....................................      37,908                 28,018           72,767              59,924

Selling, general and administrative expenses........      22,432                 17,934           43,212              35,547
                                                        --------               --------         --------            --------
    Operating profit................................      15,476                 10,084           29,555              24,377
Other income (expense)
    Interest expense................................        (131)                  (362)            (138)               (666)
    Other - net.....................................         530                  1,271              955               2,838
                                                        --------               --------         --------            --------
        Earnings before income taxes................      15,875                 10,993           30,372              26,549
Income taxes........................................       6,270                  4,141           11,992              10,266
                                                        --------               --------         --------            --------
        NET EARNINGS................................    $  9,605               $  6,852         $ 18,380            $ 16,283
                                                        ========               ========         ========            ========

Earnings per share..................................        $.34                   $.25             $.66                $.59
                                                            ====                   ====             ====                ====

Weighted average shares.............................      28,297                 27,243           28,030              27,418
                                                        ========               ========         ========            ========

The accompanying notes are an integral part of these statements.

                                    4 of 16

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                     Twenty-Six Weeks Ended
                                                  -----------------------------
                                                  September 27,   September 28,
                                                       1997            1996
                                                  -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings...................................       $ 18,380        $ 16,283
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization................          5,543           3,307
   Provision for losses on accounts receivable..            152             144
   Loss on sale of property and equipment.......              4               2
   Stock option expense.........................            251             290
   Net sales of trading securities..............            ---          11,870
   Change in assets and liabilities
    Increase in accounts receivable.............        (12,648)        (16,633)
    Increase in inventories.....................        (23,508)        (11,279)
    Increase in other...........................         (2,115)           (132)
    Decrease in deferred income taxes...........             50             104
    Increase in other assets....................         (6,044)         (3,538)
    Increase in accounts payable................         20,933           2,851
    Decrease in accrued compensation............           (473)         (5,513)
    Increase in other accrued liabilities.......             39           1,133
    Decrease in income taxes....................         (3,027)         (2,613)
    Increase in long-term liabilities...........            387             442
                                                       --------        --------
     Total adjustments..........................        (20,456)        (19,565)
                                                       --------        --------
     Net cash used by operating activities               (2,076)         (3,282)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures...........................        (19,943)        (28,741)
 Proceeds from sale of property and equipment...              5             ---
                                                       --------        --------
    Net cash used by investing activities.......        (19,938)        (28,741)

                                  (Continued)


                                    5 of 16

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)


                                                             Twenty-Six Weeks Ended
                                                          -----------------------------
                                                          September 27,  September 28,
                                                              1997            1996
                                                          -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under line of credit agreements of
     pooled companies.................................       $    ---       $  6,101
   Increase (decrease) in long-term debt..............        180,000             (9)
   Issuance of common stock...........................          2,807            274
   Purchase of treasury stock.........................            ---           (977)
   Tax effect of common stock issued upon exercise
     of employee stock options........................          4,528          1,511
   Distribution to shareholder of pooled company......            ---           (457)
                                                             --------       --------
          Net cash provided by financing activities.          187,335          6,443
                                                             --------       --------

NET INCREASE (DECREASE) IN CASH.......................        165,321        (25,580)
   Adjustment for change in pooled companies'
     fiscal year-ends.................................            ---            344

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......         25,050         73,431
                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............       $190,371       $ 48,195
                                                             ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for
     Interest.........................................       $    ---       $    672
     Income taxes.....................................       $ 12,381       $ 11,338

The accompanying notes are an integral part of these statements.




                                    6 of 16

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies

The consolidated balance sheet as of September 27, 1997, and the consolidated statements of earnings and cash flows for the thirteen and twenty-six week periods ended September 27, 1997 and September 28, 1996, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 29, 1997, included in the Company's Form 10-K/A for that period.

In January 1997, the Company acquired Futronix Corporation and Wire & Cable Specialties Corporation ("Wire & Cable") in a transaction accounted for as a pooling of interests. Accordingly, the fiscal 1997 consolidated statements of earnings and cash flows have been restated to include the operations of Futronix Corporation and Wire & Cable.

Cash and Cash Equivalents

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Convertible Subordinated Notes due 2004

On September 23, 1997, the Company issued $180 million of 4.5% Convertible Subordinated Notes due 2004 (the "Notes") in a public offering. On October 2, 1997, during the Company's third quarter of fiscal 1998, an additional $27 million of Notes were issued pursuant to the exercise of the Underwriters' over-allotment option. The Notes are convertible into Kent common stock at a conversion price of $49.53 per share, subject to adjustment in certain events. Interest is payable semiannually and the Notes are redeemable at the option of the Company at set redemption prices, plus accrued interest, beginning September 6, 2000.



                                    7 of 16

Sales To Major Customers

For the thirteen and twenty-six week periods ended September 27, 1997, sales to Compaq Computer Corporation ("Compaq") represented 13.4% and 11.0% of net sales, respectively. For the thirteen week period ended September 28, 1996, sales to Compaq represented 10.7% of net sales.


Recent Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement is effective for financial statements issued for periods ending after December 15, 1997 and will require restatement of all prior period comparative amounts. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The following table presents pro forma earnings per share amounts computed using FAS 128.

                                     Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                  --------------------------  ----------------------------
                                  September 27, September 28,  September 27, September 28,
                                      1997          1996          1997           1996
                                  ------------  ------------  -------------  -------------
Pro forma earnings per share:
   Earnings per common share -
      basic                              $ .36         $ .27          $ .69          $ .64
                                         =====         =====          =====          =====

   Earnings per common share -
      assuming dilution                  $ .34         $ .25          $ .66          $ .59
                                         =====         =====          =====          =====


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the thirteen and twenty-six weeks ended September 27, 1997 increased $43.5 million, or 35.0%, and $70.4 million, or 28.2%, compared to the same periods a year ago. The sales increase reflected strong internal growth and was primarily driven by increased demand from existing customers and an expanded customer base in both the distribution and contract manufacturing businesses.

                                    8 of 16

Gross profit increased $9.9 million, or 35.3%, for the thirteen weeks and increased $12.8 million, or 21.4%, for the twenty-six weeks when compared to the corresponding periods a year ago. Gross profit as a percentage of sales for the thirteen weeks was 22.6%, remaining the same as the corresponding period of the previous year. For the twenty-six week period, gross profit as a percentage of sales decreased to 22.8%, compared to 24.0% a year ago. The increase in gross profit was primarily due to increased sales, offset by a decrease in the gross profit percentage in the twenty-six week period. The decrease in gross profit as a percentage of sales for the twenty-six week period resulted from pricing pressures and product mix with a lower percentage of certain higher margin contract manufacturing business.

Selling, general and administrative ("SG&A") expenses declined as a percentage of sales to 13.4% from 14.5% for the thirteen weeks and to 13.5% from 14.3% for the twenty-six weeks compared to the corresponding prior year periods. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. SG&A expenses increased $4.5 million, or 25.1%, for the thirteen week period and $7.7 million, or 21.6%, for the twenty-six week period, compared to the same periods in the previous year. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the company's existing operations.

Interest expense decreased due to the retirement of all outstanding debt of Futronix Corporation and Wire & Cable subsequent to acquisition by the Company in the fourth quarter of fiscal 1997. Also, interest expense includes interest on the 4.5% Convertible Subordinated Notes due 2004 (the "Notes") for the last four days of the thirteen and twenty-six week periods ended September 27, 1997.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents. The decrease in interest and dividend income resulted from lower average invested cash, cash equivalents and trading securities. The net proceeds from the Notes were invested only during the last four days of the thirteen and twenty-six week periods.



                                    9 of 16

Net earnings increased $2.8 million, or 40.2%, and $2.1 million, or 12.9% for the thirteen and twenty-six week periods, respectively, compared to the same periods a year ago. The additional profit from the increased sales and the Company's continued focus on cost containment were the primary reasons for the improved profitability.

Liquidity and Capital Resources

Working capital at September 27, 1997 was $336.9 million, an increase of $186.0 million, or 123.3%, from March 29, 1997. The increase was primarily the result of net proceeds from the Notes offering, and to a lesser extent, growth in accounts receivable and inventories in relation to current and future sales levels.

Included in the Company's working capital at September 27, 1997 are investments of $197.3 million, an increase of $168.5 million since March 29, 1997, primarily the result of the Notes offering. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At September 27, 1997, funds were invested primarily in a reverse repurchase agreement and an institutional money market fund. Both are compatible with the Company's stated investment strategy.

The Company maintains a $25 million line of credit with a bank. As of September 27, 1997, there was no indebtedness outstanding under the line of credit.

The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources including the net proceeds from the Notes and the line of credit, along with funds generated from operations, should be sufficient to meet its current capital requirements.




                                   10 of 16

                          PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable and have been omitted.
Item 4.  Submission of Matters to a Vote of Security Holders.
The Company held its Annual Meeting of Shareholders on July 2, 1997. At such meeting, Messrs. Terrence M. Hunt and David Siegel were elected to serve as directors of the Company for the next three years. The other directors of the Company, Messrs. Morrie K. Abramson, Max S. Levit, Richard C. Webb and Alvin L. Zimmerman, continued in their terms as directors after the meeting. In addition, the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending March 28, 1998 was ratified.


                                             Votes Against
                                              or Withheld        Votes        Broker
         Proposal                  Votes For   Authority       Abstained     Non-Votes
         --------                  ---------   ---------       ---------     ---------
 1.  Election of Directors:
    Terrence M. Hunt              20,220,777   2,598,811                 0          0
    David Siegel                  20,220,775   2,598,813                 0          0

2.  Approval and ratification
    of the appointment of
    Grant Thornton LLP as the
    Company's independent
    public accountants for the
    fiscal year ending
    March 28, 1998.               22,212,097      18,374            26,667    562,450

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         4.1 - Indenture between Kent Electronics Corporation, as Issuer, and Texas Commerce Bank National Association, as Trustee, dated as of September 23, 1997.

         10.1 - Amendment to Chief Executive Officer Stock Option Plan and Agreement between Kent Electronics Corporation and Morrie K. Abramson dated July 2, 1997.

         10.2 - Amendment to K*TEC President Stock Option Plan and Agreement between Kent Electronics Corporation and Randy J. Corporron dated July 2, 1997.

         10.3 - Amendment to K*TEC General Manager Stock Option Plan and Agreement between Kent Electronics Corporation and Rodney J. Corporron dated July 2, 1997.



                                   11 of 16

         10.4 -  Amendment to 1991 Non-Employee Director Stock Option Plan.

         10.5 -  Amendment to Amended and Restated 1987 Stock Option Plan.

         10.6 - Amendment to Stock Option Plan and Agreement for the Company's Executive Vice President Sales-Distribution between Kent Electronics Corporation and Larry D. Olson dated July 2, 1997.

         10.7 - Amendment to Stock Option Plan and Agreement for the Company's Executive Vice President Operations-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated July 2, 1997.

         10.8 - Amendment to Stock Option Plan and Agreement for the Company's Vice President, Secretary and Treasurer between Kent Electronics Corporation and Stephen J. Chapko dated July 2, 1997.

         10.9 - Amendment to Stock Option Plan and Agreement for the Company's Vice President, Corporate Controller between Kent Electronics Corporation and David D. Johnson dated July 2, 1997.

         10.10 - Amendment No. 1 to Employment Agreement by and among Morrie K. Abramson, Rolaine S. Abramson and Kent Electronics Corporation dated August 18, 1997.

         11 -    Statement re computation of per share earnings.

         27 -    Financial Data Schedule.

   (b)   Reports on Form 8-K:

         Not applicable.



                                   12 of 16

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENT ELECTRONICS CORPORATION
                                     --------------------------------------
                                                 (Registrant)



Date:    November 10, 1997            By:   /s/ MORRIE K. ABRAMSON
       -----------------------------       --------------------------------
                                           Morrie K. Abramson
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           (Principal Executive Officer)



Date:    November 10, 1995            By:   /s/ STEPHEN J. CHAPKO
       -----------------------------       ---------------------------------
                                           Stephen J. Chapko
                                           Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (Principal Financial
                                           Officer)



Date:    November 10, 1995            By:   /s/ DAVID D. JOHNSON
       -----------------------------       ---------------------------------
                                           David D. Johnson
                                           Vice President, Corporate
                                           Controller (Principal Accounting
                                           Officer)



                                   13 of 16

                                 EXHIBIT INDEX
                                 -------------
                  Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------

Exhibit No.                   Exhibit Description                            Sequential Page No.
-----------   ------------------------------------------------------         -------------------
4.1           Indenture between Kent Electronics Corporation,
              as Issuer, and Texas Commerce Bank National
              Association, as Trustee, dated as of
              September 23, 1997.                                                   --

10.1          Amendment to Chief Executive Officer Stock
              Option Plan and Agreement between Kent
              Electronics Corporation and Morrie K. Abramson
              dated July 2, 1997.                                                   --

10.2          Amendment to K*TEC President Stock Option Plan
              and Agreement between Kent Electronics
              Corporation and Randy J. Corporron dated July 2,
              1997.                                                                 --

10.3          Amendment to K*TEC General Manager Stock Option
              Plan and Agreement between Kent Electronics
              Corporation and Rodney J. Corporron dated
              July 2, 1997.                                                         --

10.4          Amendment to 1991 Non-Employee Director Stock
              Option Plan.                                                          --

10.5          Amendment to Amended and Restated 1987 Stock
              Option Plan.                                                          --

10.6          Amendment to Stock Option Plan and Agreement for
              the Company's Executive Vice President Sales-
              Distribution between Kent Electronics
              Corporation and Larry D. Olson dated July 2, 1997.                    --

10.7          Amendment to Stock Option Plan and Agreement for
              the Company's Executive Vice President
              Operations-Distribution between Kent Electronics
              Corporation and Mark A. Zerbe dated July 2, 1997.                     --

10.8          Amendment to Stock Option Plan and Agreement for
              the Company's Vice President, Secretary and
              Treasurer between Kent Electronics Corporation
              and Stephen J. Chapko dated July 2, 1997.                             --

10.9          Amendment to Stock Option Plan and Agreement for
              the Company's Vice President, Corporate
              Controller between Kent Electronics Corporation
              and David D. Johnson dated July 2, 1997.                              --


                                   14 of 16

                           -------------------------
                  Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------

Exhibit No.                    Exhibit Description                          Sequential Page No.
-----------   --------------------------------------------------------      -------------------
10.10         Amendment No. 1 to Employment Agreement by
              and among Morrie K. Abramson, Rolaine S. Abramson
              and Kent Electronics Corporation dated
              August 18, 1997.                                                       --


11            Statement re computation of per share earnings.                        16

27            Financial Data Schedule.                                               --


                                   15 of 16