Form 10-Q/A
period 1997-09-27
KENT ELECTRONICS CORP
filed 1998-02-03
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A

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
Yes      X        No
     ----------       ------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At October 31, 1997, 26,560,979 shares of common stock, no par value, were issued and outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                     September 27,   March 29,
                                                          1997          1997
                                                     --------------  ----------
                                                      (Unaudited)
            ASSETS
CURRENT ASSETS
   Cash and cash equivalents (including temporary
     investments of $197,251 at September 27
     and $28,728 at March 29)......................       $190,371    $ 25,050
   Accounts receivable, less allowance of $1,408
     at September 27 and $1,256 at March 29........        101,331      88,835
   Inventories
     Materials and purchased products..............        111,782      91,100
     Work in process...............................          6,220       3,394
                                                          --------    --------
                                                           118,002      94,494
   Other...........................................          6,138       4,023
                                                          --------    --------
       Total current assets........................        415,842     212,402

PROPERTY AND EQUIPMENT
   Land............................................          7,439       7,439
   Buildings.......................................         42,101      38,176
   Equipment, furniture and fixtures...............         84,185      68,247
   Leasehold improvements..........................          2,607       2,543
                                                          --------    --------
                                                           136,332     116,405
   Less accumulated depreciation and amortization          (30,786)    (25,515)
                                                          --------    --------
                                                           105,546      90,890

DEFERRED INCOME TAXES..............................          1,230       1,280

OTHER ASSETS.......................................         10,662       4,618

COST IN EXCESS OF NET ASSETS ACQUIRED,
   less accumulated amortization of $2,624 at......
   September 27 and $2,359 at March 29.............         16,139      16,404
                                                          --------    --------
                                                          $549,419    $325,594
                                                          ========    ========

The accompanying notes are an integral part of these statements.


                                    2 of 14

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

                                    3 of 14

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - In thousands, except per share data)

                                                         Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                    ------------------------------  -----------------------------
                                                     September 27,   September 28,   September 27,  September 28,
                                                         1997            1996            1997          1996
                                                    --------------  --------------  --------------  -------------

Net sales......................................       $167,487        $124,034        $319,567         $249,178
Cost of sales..................................        129,579          96,016         246,800          189,254
                                                      --------        --------        --------         --------
     Gross profit..............................         37,908          28,018          72,767           59,924

Selling, general and administrative expenses...         22,432          17,934          43,212           35,547
                                                      --------        --------        --------         --------
     Operating profit..........................         15,476          10,084          29,555           24,377
Other income (expense)
     Interest expense..........................           (131)           (362)           (138)            (666)
     Other - net...............................            530           1,271             955            2,838
                                                      --------        --------        --------         --------
              Earnings before income taxes.....         15,875          10,993          30,372           26,549
Income taxes...................................          6,270           4,141          11,992           10,266
                                                      --------        --------        --------         --------

              NET EARNINGS.....................       $  9,605        $  6,852        $ 18,380         $ 16,283
                                                      ========        ========        ========         ========

Earnings per share.............................           $.34            $.25            $.66             $.59
                                                      ========        ========        ========         ========

Weighted average shares........................         28,297          27,243          28,030           27,418
                                                      ========        ========        ========         ========

The accompanying notes are an integral part of these statements.


                                    4 of 14

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                                       Twenty-Six Weeks Ended
                                                                   ------------------------------
                                                                   September 27,    September 28,
                                                                       1997             1996
                                                                   -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings.......................................                $ 18,380        $ 16,283
   Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Depreciation and amortization..................                   5,543           3,307
       Provision for losses on accounts receivable....                     152             144
       Loss on sale of property and equipment.........                       4               2
       Stock option expense...........................                     251             290
       Net sales of trading securities................                     ---          11,870
       Change in assets and liabilities
         Increase in accounts receivable..............                 (12,648)        (16,633)
         Increase in inventories......................                 (23,508)        (11,279)
         Increase in other............................                  (2,115)           (132)
         Decrease in deferred income taxes............                      50             104
         Increase in other assets.....................                  (6,044)         (3,538)
         Increase in accounts payable.................                  20,933           2,851
         Decrease in accrued compensation.............                    (473)         (5,513)
         Increase in other accrued liabilities........                      39           1,133
         Decrease in income taxes.....................                  (3,027)         (2,613)
         Increase in long-term liabilities............                     387             442
                                                                      --------        --------
               Total adjustments......................                 (20,456)        (19,565)
                                                                      --------        --------
               Net cash used by operating activities                    (2,076)         (3,282)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...............................                 (19,943)        (28,741)
   Proceeds from sale of property and equipment.......                       5             ---
                                                                      --------        --------
         Net cash used by investing activities........                 (19,938)        (28,741)

                                  (Continued)


                                    5 of 14

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




                                    6 of 14

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------
The consolidated balance sheet as of September 27, 1997, and the consolidated statements of earnings and cash flows for the thirteen and twenty-six week periods ended September 27, 1997 and September 28, 1996, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 29, 1997, included in the Company's Form 10-K/A for that period.

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

Convertible Subordinated Notes due 2004
---------------------------------------
On September 23, 1997, the Company issued $180 million of 4.5% Convertible Subordinated Notes due 2004 (the "Notes") in a public offering. On October 2, 1997, during the Company's third quarter of fiscal 1998, an additional $27 million of Notes were issued pursuant to the exercise of the Underwriters' over-allotment option. The Notes are convertible into Kent common stock at a conversion price of $49.53 per share, subject to adjustment in certain events. Interest is payable semiannually and the Notes are redeemable at the option of the Company at set redemption prices, plus accrued interest, beginning September 6, 2000.



                                    7 of 14

Sales To Major Customers
------------------------
For the thirteen and twenty-six week periods ended September 27, 1997, sales to Compaq Computer Corporation ("Compaq") represented 13.4% and 11.0% of net sales, respectively. For the thirteen week period ended September 28, 1996, sales to Compaq represented 10.7% of net sales.

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
                                         =====         =====          =====          =====

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net sales for the thirteen and twenty-six weeks ended September 27, 1997 increased $43.5 million, or 35.0%, and $70.4 million, or 28.2%, compared to the same periods a year ago. The sales increase reflected strong internal growth and was primarily driven by increased demand from existing customers and an expanded customer base in both the distribution and contract manufacturing businesses.

                                    8 of 14

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



                                    9 of 14

Net earnings increased $2.8 million, or 40.2%, and $2.1 million, or 12.9% for the thirteen and twenty-six week periods, respectively, compared to the same periods a year ago. The additional profit from the increased sales and the Company's continued focus on cost containment were the primary reasons for the improved profitability.

Liquidity and Capital Resources
-------------------------------
Working capital at September 27, 1997 was $336.9 million, an increase of $186.0 million, or 123.3%, from March 29, 1997. The increase was primarily the result of net proceeds from the Notes offering, and to a lesser extent, growth in accounts receivable and inventories in relation to current and future sales levels.

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




                                   10 of 14

                          PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
The Company held its Annual Meeting of Shareholders on July 2, 1997. At such meeting, Messrs. Terrence M. Hunt and David Siegel were elected to serve as directors of the Company for the next three years. The other directors of the Company, Messrs. Morrie K. Abramson, Max S. Levit, Richard C. Webb and Alvin L. Zimmerman, continued in their terms as directors after the meeting. In addition, the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending March 28, 1998 was ratified.

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


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------
   (a) Exhibits (All of the following exhibits were filed with the original quarterly report on Form 10-Q filed on November 10, 1997.):
       4.1 - Indenture between Kent Electronics Corporation, as Issuer, and Texas Commerce Bank National Association, as Trustee, dated as of September 23, 1997.
      10.1 - Amendment to Chief Executive Officer Stock Option Plan and Agreement between Kent Electronics Corporation and Morrie K. Abramson dated July 2, 1997.
      10.2 - Amendment to K*TEC President Stock Option Plan and Agreement between Kent Electronics Corporation and Randy J. Corporron dated July 2, 1997.


                                   11 of 14

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



                                   12 of 14

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KENT ELECTRONICS CORPORATION
                                     --------------------------------------
                                                 (Registrant)



Date:     February 3, 1998            By:   /s/ MORRIE K. ABRAMSON
       -----------------------------       --------------------------------
                                           Morrie K. Abramson
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           (Principal Executive Officer)



Date:     February 3, 1998            By:   /s/ STEPHEN J. CHAPKO
       -----------------------------       ---------------------------------
                                           Stephen J. Chapko
                                           Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (Principal Financial
                                           Officer)



Date:     February 3, 1998           By:    /s/ DAVID D. JOHNSON
       ----------------------------        ---------------------------------
                                           David D. Johnson
                                           Vice President, Corporate
                                           Controller (Principal Accounting
                                           Officer)



                                   13 of 14

                                 EXHIBIT INDEX
                                 -------------

                  Exhibit numbers are in accordance with the

                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------

Exhibit No.                         Exhibit Description
-----------  ---------------------------------------------------------

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

10.4         Amendment to 1991 Non-Employee Director Stock Option Plan.

10.5         Amendment to Amended and Restated 1987 Stock Option Plan.

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

11           Statement re computation of per share earnings.

27           Financial Data Schedule.



                                   14 of 14