Form 10-Q
period 1997-12-27
KENT ELECTRONICS CORP
filed 1998-02-10
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 27, 1997
                                 -----------------
                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________
Commission file number  0-14643
                        --------

                         KENT ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)


                 Texas                                        74-1763541
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     1111 Gillingham Lane, Sugar Land, Texas                     77478
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (281) 243-4000
                                                    --------------
--------------------------------------------------------------------------------

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

     At February 6, 1998, 27,169,640 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                       December 27,   March 29,
                                                           1997          1997
                                                       -------------  ----------
                                                        (Unaudited)
            ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $183,460 at December 27
       and $28,728 at March 29)......................      $180,599    $ 25,050
     Trading securities, net.........................        29,916          --
     Accounts receivable, less allowance of $1,551
       at December 27 and $1,256 at March 29.........       123,171      88,835
     Inventories
       Materials and purchased products..............       107,543      91,100
       Work in process...............................         2,715       3,394
                                                           --------    --------
                                                            110,258      94,494
     Other...........................................         4,715       4,023
                                                           --------    --------
         Total current assets........................       448,659     212,402

PROPERTY AND EQUIPMENT
     Land............................................         7,439       7,439
     Buildings.......................................        42,307      38,176
     Equipment, furniture and fixtures...............       100,366      68,247
     Leasehold improvements..........................         2,615       2,543
                                                           --------    --------
                                                            152,727     116,405
     Less accumulated depreciation and amortization         (33,513)    (25,515)
                                                           --------    --------
                                                            119,214      90,890

DEFERRED INCOME TAXES................................         1,205       1,280

OTHER ASSETS.........................................        11,811       4,618

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $2,741 at
     December 27 and $2,359 at March 29..............        16,022      16,404
                                                           --------    --------
                                                           $596,911    $325,594
                                                           ========    ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                      December 27,   March 29,
                                                          1997          1997
                                                      -------------  ----------
                                                       (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable...............................      $ 61,550    $ 42,317
     Accrued compensation...........................        10,520       8,123
     Other accrued liabilities......................        11,745       8,051
     Income taxes...................................           682       3,027
                                                          --------    --------
         Total current liabilities..................        84,497      61,518

LONG-TERM DEBT......................................       207,000         ---

LONG-TERM LIABILITIES...............................         2,254       1,709

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000 shares; none issued.........           ---         ---
     Common stock, no par value; authorized 60,000
       shares; 26,842 shares issued and 26,792
       shares outstanding at December 27 and
       26,302 shares issued and 26,252 shares
       outstanding at March 29......................        53,273      41,348
     Additional paid-in capital.....................       116,882     116,522
     Retained earnings..............................       133,982     105,474
                                                          --------    --------
                                                           304,137     263,344

     Less common stock in treasury - at cost,
       50 shares....................................          (977)       (977)
                                                          --------    --------
                                                           303,160     262,367
                                                          --------    --------
                                                          $596,911    $325,594
                                                          ========    ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - In thousands, except per share data)

                                                   Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                ---------------------------            ----------------------------
                                                December 27,   December 28,            December 27,    December 28,
                                                   1997           1996                     1997           1996
                                                ------------   ------------            ------------    ------------
Net sales....................................    $177,426        $126,407                $496,993        $375,585

Cost of sales................................     137,276          97,567                 384,076         286,821
                                                 --------        --------                --------        --------
     Gross profit............................      40,150          28,840                 112,917          88,764


Selling, general and administrative expenses.      23,875          18,326                  67,087          53,873
                                                 --------        --------                --------        --------
     Operating profit........................      16,275          10,514                  45,830          34,891

Other income (expense)

     Interest expense........................      (2,559)           (414)                 (2,697)         (1,080)

     Other - net.............................       3,032           1,175                   3,987           4,013
                                                 --------        --------                --------        --------
          Earnings before income taxes.......      16,748          11,275                  47,120          37,824

Income taxes.................................       6,620           4,338                  18,612          14,604
                                                 --------        --------                --------        --------

          NET EARNINGS.......................    $ 10,128        $  6,937                $ 28,508        $ 23,220
                                                 ========        ========                ========        ========

Earnings per common share

     Basic...................................        $.38            $.27                   $1.08            $.92
                                                     ====            ====                   =====            ====
     Diluted.................................        $.36            $.25                   $1.01            $.85
                                                     ====            ====                   =====            ====
Weighted average shares

     Basic...................................      26,664          25,381                  26,450          25,377
                                                 ========        ========                ========        ========
     Diluted.................................      28,374          27,538                  28,145          27,477
                                                 ========        ========                ========        ========

The accompanying notes are in integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                                           Thirty-Nine Weeks Ended
                                                                          ---------------------------
                                                                          December 27,   December 28,
                                                                              1997           1996
                                                                          ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings............................................                 $ 28,508       $ 23,220
     Adjustments to reconcile net earnings to net
       cash provided by operating activities
         Depreciation and amortization.......................                    8,387          5,223
         Provision for losses on accounts receivable.........                      295            330
         Loss on sale of property and equipment..............                        4              4
         Stock option expense................................                      360            415
         Unrealized losses (gains) on trading
           securities........................................                       84            (50)
         Net (purchases) sales of trading securities.........                  (30,000)        11,795
         Change in assets and liabilities, net of
           effects from the acquisition accounted for
           as a purchase in fiscal 1997
                Increase in accounts receivable..............                  (34,631)       (18,779)
                Increase in inventories......................                  (15,764)       (11,244)
                Increase in other............................                     (692)        (1,304)
                Decrease in deferred income taxes............                       75            180
                Increase in other assets.....................                   (7,193)        (2,552)
                Increase in accounts payable.................                   19,233             82
                Increase (decrease) in accrued compensation                      2,397         (3,798)
                Increase in other accrued liabilities........                    3,694          2,548
                Decrease in income taxes.....................                   (2,345)        (1,514)
                Increase in long-term liabilities............                      545            620
                                                                              --------       --------
                 Total adjustments...........................                  (55,551)       (18,044)
                                                                              --------       --------
                 Net cash (used) provided by operating
                   activities................................                  (27,043)         5,176

                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                            Thirty-Nine Weeks Ended
                                                          ----------------------------
                                                          December 27,   December 28,
                                                              1997           1996
                                                          -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures...............................      $(36,338)      $(40,113)
     Acquisition accounted for as a purchase............           ---         (7,000)
     Proceeds from sale of property and equipment.......             5              2
                                                              --------       --------
           Net cash used by investing activities........       (36,333)       (47,111)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under line of credit agreements of
       pooled companies.................................           ---          7,140
     Increase (decrease) in long-term debt..............       207,000            (11)
     Issuance of common stock...........................         4,707            489
     Purchase of treasury stock.........................           ---           (977)
     Tax effect of common stock issued upon exercise
       of employee stock options........................         7,218          1,637
     Distribution to shareholder of pooled companies....           ---           (599)
                                                              --------       --------
            Net cash provided by financing activities.         218,925          7,679
                                                              --------       --------

NET INCREASE (DECREASE) IN CASH.........................       155,549        (34,256)
     Adjustment for change in pooled companies'
       fiscal year-ends.................................            --            344
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........        25,050         73,431
                                                              --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............      $180,599       $ 39,519
                                                              ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for
       Interest.........................................      $    ---       $  1,061
     Income taxes.......................................      $ 13,857       $ 14,280

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------
The consolidated balance sheet as of December 27, 1997, and the consolidated statements of earnings and cash flows for the thirteen and thirty-nine week periods ended December 27, 1997 and December 28, 1996, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 29, 1997, included in the Company's Form 10-K/A for that period.

Business Acquisitions
---------------------
In January 1997, the Company acquired Futronix Corporation and Wire & Cable Specialties Corporation ("Wire & Cable") in transactions that were each accounted for as a pooling of interests. Accordingly, the fiscal 1997 consolidated statements of earnings and cash flows have been restated to include the operations of Futronix Corporation and Wire & Cable.

In December 1996, during the third quarter of fiscal 1997, the Company acquired the assets and disclosed liabilities of the EMC Distribution Division of Electronics Marketing Corporation in a transaction accounted for as a purchase.

Cash and Cash Equivalents
-------------------------
Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Trading Securities
------------------
The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Trading securities of $29.9 million at December 27, 1997 were invested in a managed fund consisting primarily of taxable, high quality corporate debt instruments.

Convertible Subordinated Notes due 2004
---------------------------------------
On September 23, 1997, the Company issued $180 million of 4.5% Convertible Subordinated Notes due 2004 (the "Notes") in a public offering. On October 2, 1997, an additional $27 million of Notes were issued pursuant to the exercise of the Underwriters' over-allotment option. The Notes are convertible into Kent common stock at a conversion price of $49.53 per share, subject to adjustment in certain events. Interest is payable semiannually and the Notes are redeemable at the option of the Company at set redemption prices, plus accrued interest, beginning September 6, 2000.

Sales To Major Customers
------------------------
No customer of the Company represented 10% or more of net sales for the thirteen week period ending December 27, 1997. For the thirty-nine week period ended December 27, 1997, sales to Compaq Computer Corporation represented 10.1% of net sales. For the thirteen and thirty-nine week periods ending December 28, 1996, sales to Compaq represented 10.7% and 10.2% of net sales, respectively.

Earnings Per Share
------------------
The Company has adopted Financial Accounting Standard No. 128, "Earnings Per Share". The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share. In accordance with the new statement, all prior period comparative amounts have been restated.

The weighted average number of shares used for computing diluted earnings per share does not assume conversion of the Notes because of their antidilutive effect on earnings per share for the thirteen and thirty-nine week periods ending December 27, 1997.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net sales for the thirteen and thirty-nine weeks ended December 27, 1997 increased $51.0 million, or 40.4%, and $121.4 million, or 32.3%, compared to the same periods a year ago. Distribution sales increased approximately 28% and 27% from the prior year thirteen and thirty-nine week periods, respectively. Contract manufacturing sales increased approximately 65% and 43% from the prior year thirteen and thirty-nine week periods, respectively. The sales increase reflected strong internal growth and was primarily driven by increased demand from existing customers and an expanded customer base in both the distribution and contract manufacturing businesses. The contract manufacturing business also benefited from increased demand of its expanded services as compared to both prior year periods.

Gross profit increased $11.3 million, or 39.2%, for the thirteen weeks and increased $24.2 million, or 27.2%, for the thirty-nine weeks when compared to the corresponding periods a year ago. Gross profit as a percentage of sales for the thirteen weeks was 22.6%, slightly less than the 22.8% in the corresponding period of the previous year. For the thirty-nine week period, gross profit as a percentage of sales decreased to 22.7%, compared to 23.6% a year ago. The increase in gross profit was primarily due to increased sales, offset by a decrease in the gross profit percentage in the thirteen and thirty-nine week periods. The decrease in gross profit as a percentage of sales resulted from pricing pressures and a product mix with a lower percentage of certain higher margin contract manufacturing business.

Selling, general and administrative ("SG&A") expenses declined as a percentage of sales to 13.5% from 14.5% for the thirteen weeks and to 13.5% from 14.3% for the thirty-nine weeks compared to the corresponding prior year periods. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. SG&A expenses increased $5.5 million, or 30.3%, for the thirteen week period and $13.2 million, or 24.5%, for the thirty-nine week period, compared to the same periods in the previous year. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the company's existing operations.

Interest expense increased $2.1 million due to interest on the 4.5% Convertible Subordinated Notes due 2004 (the "Notes"), partially offset by the retirement of all the outstanding debt of Futronix Corporation and Wire & Cable subsequent to the acquisition by the Company in the fourth quarter of fiscal 1997.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents and trading securities. The increase in interest and dividend income resulted from investment of the net proceeds from the Notes.

Net earnings increased $3.2 million, or 46.0%, and $5.3 million, or 22.8% for the thirteen and thirty-nine week periods, respectively, compared to the same periods a year ago. The additional profit from the increased sales and the Company's continued focus on cost containment were the primary reasons for the improved profitability.

Liquidity and Capital Resources
-------------------------------
Working capital at December 27, 1997 was $364.2 million, an increase of $213.3 million, or 141.4%, from March 29, 1997. The increase was primarily the result of net proceeds from the Notes offering, and to a lesser extent, growth in accounts receivable and inventories, offset by an increase in accounts payable, in relation to current and future sales levels.

Included in the Company's working capital at December 27, 1997 are investments, including trading securities, of $213.4 million, an increase of $184.6 million since March 29, 1997, primarily the result of the Notes offering. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At December 27, 1997, funds were invested primarily in a reverse repurchase agreement, institutional money market funds and a managed fund consisting primarily of taxable, high quality corporate debt instruments. These investments are compatible with the Company's stated investment strategy.

The Company maintains a $25 million line of credit with a bank. As of December 27, 1997, there was no indebtedness outstanding under the line of credit.

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

                          PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.
Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

     (a)  Exhibits:
          11   - Statement re computation of per share earnings.
          27.1 - Financial Data Schedule (filed only in electronic format).
          27.2 - Financial Data Schedule--continued (filed only in electronic format).
          27.3 - Financial Data Schedule--continued (filed only in electronic format).
     (b)  Reports on Form 8-K:
          Not applicable.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KENT ELECTRONICS CORPORATION
                                   --------------------------------------
                                               (Registrant)



Date:   February 10, 1998             By:   /s/ MORRIE K. ABRAMSON
      ------------------------------       --------------------------------
                                           Morrie K. Abramson
                                           Chairman of the Board, Chief
                                           Executive Officer and President
                                           (Principal Executive Officer)



Date:   February 10, 1998             By:   /s/ STEPHEN J. CHAPKO
      ------------------------------       ---------------------------------
                                           Stephen J. Chapko
                                           Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (Principal Financial
                                           Officer)



Date:   February 10, 1998             By:   /s/ DAVID D. JOHNSON
      -----------------------------        ---------------------------------
                                           David D. Johnson
                                           Vice President, Corporate
                                           Controller (Principal Accounting
                                           Officer)



                                   13 of 15

                                 EXHIBIT INDEX
                                 -------------

                  Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------


Exhibit No.                 Exhibit Description        Sequential Page No.
-----------         ---------------------------------  -------------------

  11                Statement re computation                   15
                    of per share earnings

  27.1              Financial Data Schedule
                    (filed only in electronic format)          --

  27.2              Financial Data Schedule--continued
                    (filed only in electronic format)          --

  27.3              Financial Data Schedule--continued
                    (filed only in electronic format)          --