Form 10-K
period 1998-03-28
KENT ELECTRONICS CORP
filed 1998-06-24
CIK 793024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           -------------------------

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 28, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
     ________________.

                         Commission file number 0-14643

                          KENT ELECTRONICS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            Texas                                 74-1763541

  (State or other jurisdiction                  (I.R.S. employer
of incorporation or organization)             identification no.)

     1111 Gillingham Lane                             77478
      Sugar Land, Texas                             (Zip Code)

(Address of principal executive offices)

      Registrant's telephone number, including area code:  (281) 243-4000
          Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, without par value            New York Stock Exchange, Inc.
4 1/2% Convertible Subordinated Notes
            Due 2004
      (Title of each class)                    (Name of each exchange on
                                                   which registered)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 17, 1998 was approximately $493,099,893.

     As of June 17, 1998, there were outstanding 27,273,774 shares of Common Stock, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 1998 Annual Meeting of Shareholders of the Registrant (Sections entitled "Common Stock Outstanding and Principal Holders Thereof" and "Proposal No. 1 - Election of Directors") is incorporated by reference in Part III of this Report.

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or trends and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. All forward-looking statements should be read in conjunction with the cautionary statements included elsewhere herein which discuss certain risks and other important factors that could cause the Company's actual results or performance to differ materially from those stated in such forward-looking statements. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Risks Relating to Forward-Looking Statements.)

ITEM 1.  BUSINESS

THE COMPANY

     Kent Electronics Corporation (the "Company") is a national specialty distributor of electronic products and a manufacturer of custom-made electronic products. The Company has strategically aligned its operations into four distinct, yet complementary, business units that seek to develop competitive advantages within targeted markets.

   . Kent Components distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic products.

   . Kent Datacomm designs, delivers, installs and supports a broad array of networking products used in local area networks (LANs) and wide area networks (WANs). Among the voice and data communication products it offers are network interface cards, switches, hubs, routers, modems, connectivity devices, fiber optics and copper cabling.

   . Futronix Systems is a redistributor of specialty wire and cable to electrical distributors nationwide. Futronix Systems provides just-in-time availability of the exact quantities of specialty wire and cable products as well as limited quantities of complementary products.

   . K*TEC is a manufacturer whose capabilities include custom-made electronic interconnect assemblies, printed circuit board assemblies, sheet metal fabrication, powder painting, plastic injection molding, specially fabricated battery power packs, other subassemblies that are built to customers' specifications and final system integration (box build).

The Company focuses on providing its customers a continuum of products and services that emphasizes technology-based materials management and manufacturing solutions. To successfully execute its strategy, during the three fiscal years ended March 28, 1998, the Company invested approximately $120 million in capital expenditures. These expenditures were primarily for construction of the state-of-the-art K*TEC facility in Sugar Land, Texas completed in spring 1997, consisting of approximately 420,000 square feet for manufacturing and warehousing operations and the adjacent state-of-the-art 220,000 square foot distribution facility that is scheduled for completion in late summer 1998.

INDUSTRY OVERVIEW

     Outsourcing is a rapidly growing trend in many industry sectors in the United States as companies seek to reduce costs and improve operating efficiencies. Electronics original equipment manufacturers ("OEMs") are increasingly outsourcing materials management and manufacturing operations, ranging from inventory management to complete box build combined with distribution to the end customer. Manufacturers of electronic products are responding to this trend by utilizing technology-based materials management and logistical solutions provided by distributors. In addition, the Company believes that there is an emerging trend of OEMs to align with contract manufacturers who have distribution capabilities and expertise. Because of its experience in both distribution and manufacturing, the Company is particularly well-positioned to capitalize on these trends. The potential benefits from outsourcing materials management and manufacturing operations include:

          FOCUSED RESOURCES. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs are focusing their resources on activities and technologies in which they add the greatest value. By offering comprehensive materials management solutions and integrated manufacturing services, the Company allows OEMs to focus on their core competencies, such as product development and marketing.

          IMPROVED INVENTORY MANAGEMENT AND PURCHASING POWER. Electronics OEMs are faced with increasing difficulties in efficiently planning, procuring and managing their inventories due to frequent design changes, short product life cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. By using the Company's volume procurement capabilities and expertise in inventory management, an OEM can reduce production and inventory costs.

          REDUCED TIME TO MARKET. Due to intense competitive pressures and rapid technological developments in the electronics industry, OEMs are faced with increasingly shorter product life cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using the Company's expertise in providing materials management, logistical and manufacturing solutions.

          REDUCED COSTS AND CAPITAL INVESTMENT. As electronic products have become more technologically advanced and shipped in greater volumes, the distribution and manufacturing processes have become increasingly automated, requiring greater investments in technology and capital equipment on an ongoing basis. The Company's materials management services allow manufacturers to operate more efficiently by relying on scheduled deliveries of components at the time they are needed in the production process, thereby reducing inventory levels. K*TEC's contract manufacturing services enable an OEM to gain access to advanced, high-volume manufacturing and distribution capabilities while reducing the OEM's capital requirements.

          ACCESS TO LEADING MANUFACTURING TECHNOLOGY. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it more difficult and expensive for OEMs to maintain the necessary technological expertise to manufacture products internally. OEMs are motivated to work with a contract manufacturer in order to gain access to specialized process expertise and manufacturing know-how.

COMPANY STRATEGY

     The Company is pursuing the following strategies to capitalize on current and emerging electronics industry trends.

          PROVIDING A CONTINUUM OF CUSTOMER SERVICES. The Company provides a continuum of services to its customers, ranging from order fulfillment to box build combined with direct distribution to an OEM's customers. In response to evolving customer needs, the Company continues to shift from order fulfillment to technology-based materials management services. In addition, the Company continues to expand its manufacturing relationships from subassemblies to box build as OEMs increase their demand for outsourced supply chain management solutions.

          REMAINING A KEY PLAYER IN TARGET MARKETS. The Company has focused on markets where it strives to maintain and enhance its position as a national distributor of premier products. The Company believes it can strengthen its position within these markets by expanding its supplier relationships and capitalizing on OEMs' shift toward using distribution channels.

          CAPITALIZING ON INDUSTRY CONSOLIDATION. The Company expects consolidation within the distribution and contract manufacturing sectors of the electronics industry to continue in response to increasing demands on suppliers by OEMs to provide integrated, technology-based materials management and manufacturing solutions. In addition, the Company anticipates increased opportunities to acquire the production capacity of OEMs following the trend toward outsourcing manufacturing operations. The Company will continue to evaluate and pursue acquisition opportunities that enhance its position as a national distributor and contract manufacturer of electronic products.

          CAPITALIZING ON NETWORK TECHNOLOGY PROLIFERATION. The Company expects large networking customers to rely increasingly on value-added resources to install, fine-tune and maintain complex systems. In response to these customer needs, the Company has expanded its professional services, including network design, product configuration, remote network monitoring and troubleshooting, maintenance programs, and technical support. Professional services are a source of incremental revenues, as well as a means of solidifying relationships with customers and suppliers.

          MAXIMIZING SYNERGIES BETWEEN BUSINESS UNITS. The Company believes its four business units will continue to enjoy revenue and cost synergies and economies of scale. These benefits include: (i) greater product offerings to the Company's customers across business units, (ii) purchasing and volume procurement synergies, (iii) cost efficient opportunities to expand into new geographic markets by utilizing existing facilities and personnel, and (iv) shared warehousing and materials handling capabilities.

          FOCUSING ON CUSTOMER SERVICE. The Company continues to emphasize customer service as a competitive advantage. The Company's technology-based materials management services enable the Company to offer value-added solutions to its customers. Similarly, K*TEC customers have Internet access to K*TEC's intranet in order to monitor printed circuit board production quality, board and box build assembly methods and product throughput in a real-time environment. Each customer's Internet site is secured and tailored for the customer's unique needs. The Company believes that through these and other customer service innovations it will continue to strengthen and develop customer relationships.

DISTRIBUTION

     KENT COMPONENTS. Kent Components focuses primarily on providing its industrial and OEM customers with rapid and reliable deliveries of interconnect, passive and electromechanical products as well as a wide variety of materials management services. The division also provides value-added services such as cable assembly, fan assembly, taping and reeling, and component modification. Kent Components utilizes a computerized inventory control system to assist in the marketing of its products and to coordinate purchases from suppliers with sales to customers. The division's computer system provides detailed on-line information regarding the availability of the Company's entire stock of inventory located at its stocking facilities as well as on-line access to the inventories of most of the Company's major suppliers. Through its integrated real-time information system, the Company can readily track customers' orders through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. Kent Components is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. Kent Components serves numerous markets, including the computer, instrumentation, medical, networking systems and telecommunications markets.

     KENT DATACOMM. Kent Datacomm designs, delivers, installs and supports a broad array of networking products used in local area networks (LANs) and wide area networks (WANs). Among the voice and data communication products it offers are network interface cards, switches, hubs, routers, modems, connectivity devices, fiber optics and copper cabling. Kent Datacomm's expanded professional services include network design, product configuration, remote network monitoring and troubleshooting, maintenance programs, and 7-day-a-week, 24-hour-a-day technical support. Through a focused sales effort, the Company believes it is able to participate directly in the large and rapidly growing market for connection devices, reflecting the increasing use of microcomputers in LANs and WANs and the continued growth in networking and cabling needs of minicomputer and mainframe users. Kent Datacomm serves numerous industries, including the aerospace, airline, financial, food, government, manufacturing and medical industries.

     FUTRONIX SYSTEMS. Futronix Systems is a redistributor of specialty wire and cable, serving more than 1,000 electrical distributors throughout the United
States.   Futronix Systems seeks to serve as an efficient single source of supply and as the distributor of choice for electrical distributors by maintaining for immediate delivery large quantities of over 10,000 specialty wire and cable products purchased from more than 50 manufacturers worldwide, as well as limited quantities of complementary products. As a redistributor, Futronix Systems enables electrical distributors to purchase exact quantities, gain immediate access to products, obtain a wider variety of products and lower overall materials acquisition costs. The products of Futronix Systems typically are used in industrial applications, including computer systems, factory automation, "intelligent" buildings and telecommunication systems. Futronix Systems generally does not sell commodity wire and cable, such as that used in commercial and residential construction. The Company believes that there are opportunities for redistribution of existing Company product offerings through Futronix Systems.

CONTRACT MANUFACTURING

     K*TEC provides vertically integrated electronic manufacturing products and services, including printed circuit board assembly and test, electronic interconnect assemblies, specially fabricated battery power packs, subassemblies, sheet metal fabrication and powder paint, plastic injection molding and box build. The Company has developed innovative material requirements planning relationships with a select group of OEMs in the data processing, energy, medical instrumentation and telecommunications industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. K*TEC support teams work closely with K*TEC's customers through all stages of product planning and production to apply advanced design and production technology. K*TEC's computer systems have a computer aided design capability that allows its engineers to be on-line with an OEM's engineers when developing and changing product designs. In addition, K*TEC customers have Internet access to K*TEC's intranet in order to monitor printed circuit board production quality, board and box build assembly methods and product throughput in a real-time environment. Each customer's Internet site is secured and tailored for the customer's unique needs.

     K*TEC's quality control standards provide another means of serving the needs of the Company's customers, since OEMs rely on suppliers to assure quality control for subassemblies rather than providing such quality control themselves. The Company believes that K*TEC's adherence to strict quality control standards and investment in state-of-the-art production facilities and equipment have attracted and retained important customers who have established extremely rigid product quality standards. K*TEC further compliments its offering by providing full logistics support which allows the final assembly to be shipped directly to the customer's end customer. This supply chain management ability differentiates K*TEC as a resource in enhancing customers' cost-efficiency and time-to-market.

MARKETING

     Each of the Company's business units maintains its own direct sales force. At March 28, 1998, the Company employed approximately 330 sales representatives operating out of sales offices in 31 cities in 24 states. The Company's sales representatives undergo continuous training and attend classes in order to enhance both their technical expertise and sales techniques. Sales associates are compensated primarily on a commission basis. In the marketing of its products, the Company supplements the efforts of its direct sales force with direct mailings of brochures and catalogs as well as advertisements in trade journals. The Company concentrates its efforts in certain targeted markets in which it only distributes the products of a select group of leading suppliers. This facilitates sales personnel specialization within related product groupings, and permits sales representatives to develop a high degree of technical expertise.

COMPETITION

     The Company faces intense competition from a large number of distributors, suppliers and domestic and foreign manufacturers, some of which are larger, have greater financial resources, broader name recognition, and may, in some instances, have lower costs than the Company. According to industry publications, the Company was the ninth largest electronics distributor in the United States based on total 1997 calendar year sales. Industry publications estimate that eleven distributors each had 1997 calendar year North American sales in excess of $400 million.

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

BACKLOG

     The Company's backlog (consisting of orders the Company believes to be firm) is based upon its internal tracking system, including verbal orders from customers, as well as written purchase orders, all of which may be modified, rescheduled or canceled without penalty. Historically, the Company's backlog figures have provided an indication of future sales in the short term, but traditional backlog has become a less meaningful indicator of future sales for the Company. In recent years, since the Company's business has been increasingly conducted through "just-in-time" and other materials management programs, the Company is required to provide materials in accordance with continually changing forecasts. This trend continued in fiscal 1998 and is reflected in the decline in the Company's estimated backlog, exclusive of "just-in-time" and other materials management programs and forecasts, to $60 million as of March 28, 1998, from $68 million as of March 29, 1997. The Company is currently evaluating another means of indication of future sales arising from "just-in-time" and other materials management programs and forecasts.

EMPLOYEES

     At March 28, 1998, the Company employed approximately 1,830 persons, all on a full time basis. The Company's employees are not subject to any collective bargaining agreement. In addition to its employees, the Company uses other workers on a contract basis, as its needs require.

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

ITEM 2.  PROPERTIES

     In October 1997, the Company moved its headquarters to its K*TEC facility located in Sugar Land, Texas. The Company's K*TEC facility was completed in spring 1997 and consists of approximately 420,000 square feet for manufacturing and warehousing operations and approximately 70,000 square feet for office purposes. In addition, the Company expects to complete in late summer 1998 its new Sugar Land distribution facility which consists of approximately 220,000 square feet. The Company's facilities in Sugar Land are located on a 96 acre parcel of land.

     The Company owns a 66,000 square foot office facility in Houston, Texas. The Company also owns a 2.7 acre tract of vacant land adjacent to the office facility. In nearby owned facilities, the Company uses approximately 18,000 square feet of space for office purposes and approximately 97,000 square feet for distribution operations. In addition, the Company owns a 10.8 acre tract of vacant land adjoining these facilities which is the subject of a contract of sale. The contract of sale provides for the sale of this tract on or before August 1, 1998 (provided that this date may be extended under certain circumstances) for a sale price payable in cash at the closing. The purchaser has the right to terminate the contract of sale, with or without cause, at any time on or before July 2, 1998, but as of June 22, 1998, this termination right had not been exercised.

     The following table summarizes the principal properties leased by the
Company:

                                   APPROXIMATE      LEASE
LOCATION                          SQUARE FOOTAGE   EXPIRES
-------------------------------   --------------   -------
Charlotte, North Carolina                 32,000      1998
Columbus, Ohio                            21,000      1998
Exton, Pennsylvania                       25,000      2001
Farmers Branch, Texas                     30,000      1999
Houston, Texas                           151,000      2003
Milpitas, California                      40,000      1998
Norcross, Georgia                         26,000      2002
Richardson, Texas                         34,000      1999
Santa Fe Springs, California              22,000      2001
St. Paul, Minnesota                       22,000      2000
Tampa, Florida                            30,000      1999

     As of May 23, 1998, the Company's other facilities, located in Austin, Texas; Baton Rouge, Louisiana; Beaverton, Oregon; Cedar Rapids, Iowa; Columbia, Maryland; Denver, Colorado; Englewood, Colorado; Fountain Valley, California; Houston, Texas; Huntsville, Alabama; Indianapolis, Indiana; Kent, Washington; Livermore, California; Lombard, Illinois; Lowell, Massachusetts; Mt. Laurel, New Jersey; Oneida, New York; Orlando, Florida; Overland Park, Kansas; Pine Brook, New Jersey; Portland, Oregon; Raleigh, North Carolina; Redmond, Washington; Schaumburg, Illinois; Richardson, Texas; Salem, New Hampshire; San Diego, California; San Jose, California; Tempe, Arizona; Wallingford, Connecticut; and Warrensville Heights, Ohio occupied an aggregate of approximately 233,000 square feet subject to leases expiring at various times through the year 2002. Most of these leases are subject to renewal at the option of the Company for a term at least equal to the initial term, but at a newly determined rental rate.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK PRICE RANGE

     The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol "KNT." The following table presents the high and low closing prices for the Common Stock for each fiscal quarter of the Company's fiscal years ended 1997 and 1998 and for a portion of the Company's current quarter, as reported by the New York Stock Exchange.


FISCAL YEAR 1997                      HIGH     LOW
----------------------------------   ------   ------
First Quarter                        $43.25   $26.75
Second Quarter                        32.25    17.00
Third Quarter                         28.13    21.63
Fourth Quarter                        33.00    23.75

FISCAL YEAR 1998
----------------------------------
First Quarter                        $36.44   $22.13
Second Quarter                        41.06    35.94
Third Quarter                         41.44    20.00
Fourth Quarter                        28.13    20.50

FISCAL YEAR 1999
----------------------------------
First Quarter (through June 17)      $23.81   $18.19

      On May 5, 1998, there were 1,361 holders of record of the Company's Common Stock.


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

ITEM 6.  SELECTED FINANCIAL DATA

      The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended March 28, 1998. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

                                                                             Fiscal Years Ended
                                                    ------------------------------------------------------------------
                                                    March 28,      March 29,     March 30,     April 1,     April 2,
                                                       1998        1997/(1)/       1996         1995         1994
                                                    ----------   ------------   ----------   ----------   ----------
                                                             (In thousands, except per share data and ratio)
Statement of Earnings Data:
  Net sales........................................  $659,400      $516,757     $425,810     $279,676     $206,784
  Cost of sales....................................   512,147       396,054      313,643      206,935      151,634
                                                     --------      --------     --------     --------     --------
        Gross profit...............................   147,253       120,703      112,167       72,741       55,150
  Selling, general and
        administrative expenses....................    90,854        73,607       66,106       50,028       39,857
  Merger and integration costs.....................        --         5,500           --           --           --
                                                     --------      --------     --------     --------     --------
        Operating profit...........................    56,399        41,596       46,061       22,713       15,293
  Other income (expense):
        Interest expense...........................    (5,272)       (1,192)        (898)        (340)        (156)
        Other - net (principally interest and
             dividend income)......................     7,040         4,696        3,932        1,138          765
                                                     --------      --------     --------     --------     --------
             Earnings before income  taxes.........    58,167        45,100       49,095       23,511       15,902
  Income taxes.....................................    22,741        17,479       19,303        8,910        5,844
                                                     --------      --------     --------     --------     --------
             Net earnings..........................    35,426        27,621       29,792       14,601       10,058
                                                     ========      ========     ========     ========     ========
  Earnings per common share/(2)/
        Basic......................................     $1.33         $1.08        $1.28        $0.71        $0.49
                                                     ========      ========     ========     ========     ========
        Diluted....................................     $1.26         $1.00        $1.21        $0.68        $0.48
                                                     ========      ========     ========     ========     ========
  Weighted average shares/(2)/
        Basic......................................    26,598        25,580       23,192       20,628       20,344
                                                     ========      ========     ========     ========     ========
        Diluted....................................    28,097        27,580       24,722       21,488       20,860
                                                     ========      ========     ========     ========     ========
  Ratio of earnings to fixed charges/(3)/..........      9.8x         20.1x        27.4x        22.7x        21.3x

                                                     March 28,     March 29,     March 30,    April 1,     April 2,
                                                       1998          1997          1996         1995         1994
                                                     --------      --------     --------     --------     --------
                                                                             (In thousands)
Balance Sheet Data:
  Working capital..................................  $366,482      $150,884     $172,758     $ 71,817     $ 57,243
  Total assets.....................................   591,710       325,594      305,174      148,276      120,970
  Long-term debt, less current maturities/(4)/.....   207,000            --        1,258        1,269           41
  Mandatorily redeemable preferred stock...........        --            --        2,200        2,200           --
  Stockholders' equity.............................  $312,569      $262,367     $230,968     $112,224     $ 94,345

------------------
(1) Includes non-recurring merger and integration charges of $5.5 million ($3.4 million, net of taxes, or $0.13 (basic) and $0.12 (diluted) per share). Exclusive of such charges, fiscal 1997 net earnings were $31.0 million, or $1.21 (basic) and $1.12 (diluted) per share, and the ratio of earnings to fixed charges was 22.4x.

(2) The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share," in fiscal 1998. All prior period earnings per common share data have been restated to conform to the provisions of this statement.

(3) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of earnings before income taxes plus fixed charges. "Fixed charges" consist of interest expense, amortization of deferred financing costs and that portion of rental expense deemed representative of the interest factor.

(4) Includes $207.0 million of 4 1/2% Convertible Subordinated Notes due 2004 issued in fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net sales, certain selected consolidated financial data for each of the three fiscal years indicated.

                                                           Fiscal Years Ended
                                                  ------------------------------------
                                                  March 28,    March 29,    March 30,
                                                     1998         1997         1996
                                                  ----------   ----------   ----------
Distribution/(a)/...............................       63.4%        65.6%        61.4%
Manufacturing...................................       36.6         34.4         38.6
                                                      -----        -----        -----
Net sales.......................................      100.0        100.0        100.0
Cost of sales...................................       77.7         76.6         73.7
                                                      -----        -----        -----
     Gross profit...............................       22.3         23.4         26.3
Selling, general and administrative expenses....       13.8         14.2         15.5
Merger and integration costs....................        0.0          1.1          0.0
                                                      -----        -----        -----
     Operating profit...........................        8.5          8.0         10.8
Other income (expense)
     Interest expense...........................       (0.8)        (0.2)        (0.2)
     Other - net (principally interest and
        dividend income)........................        1.1          0.9          0.9
                                                      -----        -----        -----
         Earnings before income taxes...........        8.8          8.7         11.5
Income taxes....................................        3.4          3.4          4.5
                                                      -----        -----        -----
         Net earnings...........................        5.4%         5.3%         7.0%
                                                      =====        =====        =====

---------------
(a) The principal products the Company distributes consist of connectors, receptacles and sockets, which collectively accounted for approximately 16%, 17% and 13% of the Company's total sales in its fiscal years ended in 1998, 1997 and 1996, respectively, and other electronic connecting components, such as cable and wiring products, which accounted for approximately 17%, 18% and 17% of the Company's total sales in such years. In addition, the Company distributes capacitors, resistors and electromechanical parts.

COMPARISON OF FISCAL 1998 WITH FISCAL 1997

     Net sales for the fiscal year ended March 28, 1998 increased $142.6 million, or 27.6%, to $659.4 million. Sales from the Company's distribution businesses, which represented 63.4% of net sales, increased 23.4% while contract manufacturing sales increased 35.7%. The sales increase reflected internal growth primarily from increased demand from existing customers, an expanded customer base and the introduction of new and expanded services from the Company's contract manufacturing business. Distribution sales also benefited from a full year of operations of the EMC Distribution Division of Electronics Marketing Corporation, which was acquired in the third quarter of fiscal 1997.

     Gross profit increased $26.6 million, or 22.0%, compared to the prior year. Gross profit as a percentage of sales decreased to 22.3% from 23.4% from fiscal 1997 to fiscal 1998. The increase in gross profit was primarily due to increased sales, offset by a decrease in the gross profit percentage. The decrease in the gross profit percentage was due to continued pricing pressures in the contract manufacturing business and a product mix with a lower percentage of certain higher margin contract manufacturing business. The Company believes that the gross profit percentage could decline if revenues from certain contract manufacturing services, such as printed circuit board assembly and final integration, become a larger percentage of total revenues.

     Exclusive of non-recurring merger and integration charges associated with the acquisition of Futronix Corporation ("Futronix") and Wire & Cable Specialties Corporation ("Wire & Cable") in fiscal 1997, selling, general and administrative ("SG&A") expenses increased $17.2 million, or 23.4%, when compared to the prior fiscal year. However, as a percentage of sales, expenses declined to 13.8% from 14.2% in the preceding year. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations. The Company believes that its investment in technology in recent years should increase its efficiency and reduce SG&A expenses as a percentage of sales.

     Interest expense increased $4.1 million due to interest on the 4 1/2% Convertible Subordinated Notes due 2004 (the "Notes"), partially offset by the retirement of all the outstanding debt of Futronix and Wire & Cable in the fourth quarter of fiscal 1997.

     Other-net consists principally of interest and dividend income generated by cash and cash equivalents and trading securities. The increase in interest and dividend income resulted from investment of the net proceeds from the Notes.

     Net earnings for fiscal 1998 were $35.4 million compared to $27.6 million for fiscal 1997. Net earnings for fiscal 1997 included merger and integration charges of $5.5 million, pre-tax ($3.4 million, after-tax). Excluding these charges, net income increased $4.4 million, or 14.3%. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume, partially offset by the decrease in the gross profit percentage, combined with the Company's continued focus on cost containment.

COMPARISON OF FISCAL 1997 WITH FISCAL 1996

     Net sales for the fiscal year ended March 29, 1997 were $516.8 million, an increase of 21.4% over the $425.8 million reported for fiscal 1996. The increase in sales was primarily the result of continued gains in market share in the Company's distribution operations, which had a 29.7% increase over fiscal 1996. Distribution sales also benefited from the December acquisition of the EMC Distribution Division of Electronics Marketing Corporation and a full year of operations in geographical markets entered during fiscal 1996 by Futronix and Wire & Cable. The Company's contract manufacturing operations posted an 8.2% increase over the prior year despite a significant downturn in the semiconductor capital equipment sector during the September quarter of fiscal 1997. The semiconductor capital equipment sector accounted for approximately 26.7% of the manufacturing division revenue in fiscal 1997 compared to approximately 39.0% in fiscal 1996.

     Gross profit increased $8.5 million, or 7.6%, from fiscal 1996 to fiscal 1997 due to an increase in net sales. The decrease in gross profit margin from 26.3% to 23.4% reflected continued pricing pressures and a product mix with a lower percentage of certain higher margin contract manufacturing business.

     Excluding merger and integration charges associated with the acquisition of Futronix and Wire & Cable, SG&A expenses increased $7.5 million, or 11.3%, compared to the prior year. This increase reflected the costs necessary to support the continued growth in the Company's operations. As a percentage of sales, however, expenses decreased to 14.2% from 15.5% in the prior year. The decrease was the result of the Company's continued focus on cost containment as well as specific cost reduction initiatives taken in response to the difficult business conditions the Company experienced during the year. SG&A expenses do not reflect the cost savings or synergies which may result from the merger of Futronix and Wire & Cable.

     Merger and integration charges of $5.5 million include abandoned registration costs associated with the planned business combination of Futronix and Wire & Cable, professional expenses associated with the acquisition, an employee bonus and integration costs incurred to consolidate operations.

     Interest expense increased due to higher short-term borrowing by Futronix and Wire & Cable prior to acquisition by the Company. All outstanding debt was retired in the fourth quarter of fiscal 1997.

     Other-net consists principally of interest and dividend income generated by cash, cash equivalents and trading securities. The increase in interest and dividend income was primarily due to the net proceeds from the September 1995 public offering invested for approximately four months longer than the prior year.

     Net earnings for fiscal 1997 were $27.6 million compared to $29.8 million for fiscal 1996. Net earnings for fiscal 1997 included merger and integration charges of $5.5 million, pre-tax ($3.4 million after-tax). Excluding these charges, net income increased $1.2 million, or 4.0%, to $31.0 million. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume, offset by lower gross profit margins, combined with the Company's continued focus on cost containment.

LIQUIDITY AND CAPITAL RESOURCES

     At March 28, 1998, working capital was $366.5 million, an increase of $215.6 million, or 142.9%, since March 29, 1997. The increase was primarily the result of net proceeds from the Notes offering, and to a lesser extent, growth in accounts receivable and inventories, offset by an increase in accounts payable, in relation to current and future sales levels.

     Included in the Company's working capital at March 28, 1998 are investments, including trading securities, of $204.3 million, an increase of $175.5 million since March 29, 1997. The increase was primarily the result of the Notes offering, offset by capital expenditures of $46.9 million. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At March 28, 1998, funds were invested primarily in a reverse repurchase agreement, institutional money market funds and a managed fund consisting primarily of taxable, high quality corporate debt instruments. These investments are compatible with the Company's stated investment strategy.

     The Company maintains a $25.0 million unsecured line of credit with a bank. There have been no borrowings, and as of March 28, 1998, there was no indebtedness outstanding under the line of credit.

     The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources, including the line of credit, along with funds generated from operations, should be sufficient to meet its current capital requirements.

YEAR 2000 COMPLIANCE

     The Year 2000 issue results from computer hardware and software systems as well as computer controlled devices, including equipment used in the manufacture or distribution of the Company's products, (collectively "computer systems") that do not differentiate between centuries; accordingly, these computer systems can potentially fail. As a result of the Company's strategic migration to new application systems in recent years, many of the Company's computer systems are Year 2000 compliant. In general, the Company expects to resolve any remaining Year 2000 issues through planned replacement or upgrades of its computer systems. The Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its computer systems for Year 2000 compliance. In addition, the Company is monitoring the compliance efforts of suppliers, service providers and other entities with which it has a business relationship regarding compliance with Year 2000 requirements. Until the assessments are complete, the Company cannot state with certainty whether it has, or will have, significant Year 2000 issues. However, based on the information currently available, the Company has no reason to believe that the Year 2000 issues will be material to its results of operations, consolidated financial position or liquidity.

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by the Company in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. In addition, from time to time, the Company (or its representatives) may make forward-looking statements of this nature in its annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of the Company's view as of the date the statement was made, and the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

     Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the factors discussed below.

     DOWNWARD PRESSURE ON MARGINS.    In recent quarters, the Company has
experienced downward pressure on its gross profit margin primarily due to a lower percentage of certain high margin sales within its contract manufacturing business. The Company's decrease in gross profit margin has been partially offset by growth in sales and a reduction in SG&A expenses as a percentage of sales resulting from the Company's continued focus on cost containment. The Company believes that these recent gross profit margin trends will continue.

     CYCLES IN THE ELECTRONICS INDUSTRY; GENERAL ECONOMIC CONDITIONS. The Company's business depends on sustained demand for the products it distributes and manufactures. Although the Company has enjoyed high rates of growth in sales in recent years, the electronics industry is cyclical, and there can be no assurance that such growth will continue at rates comparable to the Company's historical levels. In addition, the Company's business is subject to general business, economic, market, financial and industry conditions. For example, certain customers of the Company sell and distribute their products in Asia and have seen the demand for their products decline substantially during the current economic downturn in Asia, which has had an adverse effect on the Company. A continued downturn in the Asian market or a downturn in the electronics industry in general could have a material adverse effect on the Company's business, results of operations and financial condition, especially if a downturn occurred in the Company's distribution and manufacturing businesses simultaneously.

     DEPENDENCE ON K*TEC CUSTOMERS; UNCERTAINTY OF INCREASING CONTRACT MANUFACTURING SALES. For many years K*TEC has strategically developed long-term relationships with a select group of OEMs resulting in a concentrated customer base. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of K*TEC's sales in the future. The loss of, or a significant decline in orders from, one or more of K*TEC's key customers could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, with the completion of its K*TEC facility, the Company has increased substantially its contract manufacturing capacity. There can be no assurance, however, that the Company will be able to secure the new OEM relationships that will be essential to utilizing this additional capacity and achieving significant sales growth in the Company's contract manufacturing business.

     MANAGEMENT OF GROWTH. In recent years, the Company has expanded its business through internal growth and acquisitions, and the Company anticipates that it will continue this expansion in the future. To effectively manage this expansion, the Company will be required to attract and retain highly skilled managers and personnel and to evaluate the adequacy of existing systems and procedures, including, but not limited to, information management systems, financial and internal control systems, and management structure. In addition, if the Company enters new markets, it will be required to, among other things, establish suitable distribution centers, hire personnel and establish distribution channels. Moreover, the Company anticipates that in response to the growing trend of OEMs to outsource manufacturing operations, the Company will expand K*TEC's box build operations and increasingly combine those operations with the Company's distribution capabilities. There can be no assurance that management will adequately anticipate all of the changing demands that growth and industry conditions and trends will impose on the Company or that the Company will be able to adapt timely its pricing, costs, systems, procedures and structure to such demands. Any failure to anticipate and respond promptly and effectively to such changing demands and industry trends could have a material adverse effect on the Company's business, results of operations and financial condition.

     COMPETITION. The markets for the Company's products and services are highly competitive. The Company competes with a large number of distributors, suppliers and domestic and foreign manufacturers. Foreign-manufactured products are often sold at prices below the Company's prices for comparable products.
The Company's products are not protected from competition by any proprietary or intellectual property rights such as trade secrets or patents. There can be no assurance that the Company will continue to compete successfully against the distributors, suppliers and manufacturers within its industry, some of which are larger, have greater financial resources and broader name recognition, and may, in some instances, have lower costs than the Company. In addition, although the Company continues to focus on cost containment, there can be no assurance that increasingly intense competition will not cause pricing or marketing pressures that reduce gross profit margins or increase SG&A expenses as a percentage of sales. Reduced gross profit margins and increased SG&A expenses as a percentage of sales, either alone or together, could have a material adverse effect on the Company's business, results of operations and financial condition.

     RISKS ASSOCIATED WITH ACQUISITIONS. The Company will continue to evaluate opportunities to acquire complementary businesses, assets or technologies, and the Company expects to pursue acquisitions that it believes will enhance its position as a national distributor and contract manufacturer of electronic products. There can be no assurance, however, that the Company will be able to identify and acquire complementary businesses, assets or technologies. Among other things, the Company may not be able to identify acquisition candidates in desirable geographic or product markets on terms that are satisfactory to the Company. Moreover, acquisitions require the expenditure of large amounts of capital, and the Company's competitors for acquisitions may have significantly greater financial resources than the Company. Therefore, to finance acquisitions, the Company may have to raise additional funds through either public or private financings.

     In addition, there can be no assurance that the Company will be able to integrate successfully the operations, facilities and management of any acquired business or realize any expected synergies, including cost reductions, from any acquisition. Moreover, there can be no assurance that any acquisition will not have an adverse effect on the Company's relationships with customers or suppliers of an acquired business. Failure to integrate successfully any acquisition made by the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON SIGNIFICANT SUPPLIERS. As is customary in the electronics distribution industry, the Company primarily operates under short-term contracts with its suppliers. In the Company's past experience, such contracts have typically been renewed from year to year. In the fiscal year ended March 28, 1998, the Company's purchases from AMP Incorporated and Belden Inc. represented approximately 14% and 7%, respectively, of the Company's total purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of such suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Kent Electronics Corporation


     We have audited the consolidated balance sheets of Kent Electronics Corporation and Subsidiaries as of March 28, 1998 and March 29, 1997, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended March 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Electronics Corporation and Subsidiaries as of March 28, 1998 and March 29, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 1998, in conformity with generally accepted accounting principles.



                              GRANT THORNTON LLP

Houston, Texas
May 5, 1998

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 28, 1998 AND MARCH 29, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                          1998        1997
-----------------------------------------------------------   ---------   ---------
CURRENT ASSETS
  Cash and cash equivalents (including temporary
    investments of $174,325 in 1998 and $28,728 in 1997)....  $179,907    $ 25,050
  Trading securities, net...................................    29,946          --
  Accounts receivable, net..................................   106,132      88,835
  Inventories
    Materials and purchased products........................   112,964      91,100
    Work in process.........................................     2,128       3,394
                                                              --------    --------
                                                               115,092      94,494
  Other.....................................................     5,754       4,023
                                                              --------    --------
      Total current assets..................................   436,831     212,402

PROPERTY AND EQUIPMENT
  Land......................................................     8,761       7,439
  Buildings.................................................    42,766      38,176
  Equipment, furniture and fixtures.........................   109,079      68,247
  Leasehold improvements....................................     2,657       2,543
                                                              --------    --------
                                                               163,263     116,405
    Less accumulated depreciation and amortization..........   (36,577)    (25,515)
                                                              --------    --------
                                                               126,686      90,890

DEFERRED INCOME TAXES.......................................        93       1,280
OTHER ASSETS................................................    12,193       4,618
COST IN EXCESS OF NET ASSETS ACQUIRED, less accumulated
  amortization of $2,856 in 1998 and $2,359 in 1997.........    15,907      16,404
                                                              --------    --------
                                                              $591,710    $325,594
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES
  Current maturities of long-term debt......................  $     --    $     --
  Accounts payable..........................................    49,178      42,317
  Accrued compensation......................................    11,193       8,123
  Other accrued liabilities.................................     7,032       8,051
  Income taxes..............................................     2,946       3,027
                                                              --------    --------
       Total current liabilities............................    70,349      61,518

LONG-TERM DEBT, less current maturities.....................   207,000          --
LONG-TERM LIABILITIES.......................................     1,792       1,709
COMMITMENTS AND CONTINGENCIES...............................        --          --
STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued.............        --          --
  Common stock, no par value; authorized
       60,000,000 shares; 27,230,640 shares
       issued and 27,180,640 shares outstanding
       in 1998 and 26,301,651 shares issued
       and 26,251,651 shares outstanding in 1997............    55,457      41,348

  Additional paid-in capital................................   117,189     116,522
  Retained earnings.........................................   140,900     105,474
                                                               --------    --------
                                                               313,546     263,344
  Less common stock in treasury - at cost,
       50,000 shares in 1997 and 1998.......................      (977)       (977)
                                                              --------    --------
                                                               312,569     262,367
                                                              --------    --------
                                                              $591,710    $325,594
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
      FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1998         1997         1996
                                                  ----------   ----------   ----------
Net sales.......................................   $659,400     $516,757     $425,810
Cost of sales...................................    512,147      396,054      313,643
                                                   --------     --------     --------
   Gross profit.................................    147,253      120,703      112,167
Selling, general and administrative expenses....     90,854       73,607       66,106
Merger and integration costs....................         --        5,500           --
                                                   --------     --------     --------
   Operating profit.............................     56,399       41,596       46,061
Other income (expense)
   Interest expense.............................     (5,272)      (1,192)        (898)
   Other - net (principally interest
        and dividend income)....................      7,040        4,696        3,932
                                                   --------     --------     --------
   Earnings before income taxes.................     58,167       45,100       49,095
Income taxes....................................     22,741       17,479       19,303
                                                   --------     --------     --------
        NET EARNINGS............................   $ 35,426     $ 27,621     $ 29,792
                                                   ========     ========     ========
Earnings per common share:
   Basic........................................      $1.33        $1.08        $1.28
                                                   ========     ========     ========
   Diluted......................................      $1.26        $1.00        $1.21
                                                   ========     ========     ========
Weighted average shares:
   Basic........................................     26,598       25,580       23,192
                                                   ========     ========     ========
   Diluted......................................     28,097       27,580       24,722
                                                   ========     ========     ========

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996
                                 (IN THOUSANDS)

                                                                        1998        1997        1996
                                                                      ---------   ---------   ---------
Cash flows from operating activities
   Net earnings.....................................................  $ 35,426    $ 27,621    $ 29,792
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
          Depreciation and amortization.............................    11,607       7,529       4,619
          Provision for losses on accounts receivable...............       (50)        409         249
          Loss (gain) on sale of property and equipment.............         4          (2)         40
          Stock option expense......................................       667         540       1,116
          Unrealized loss (gain) on trading securities..............        54        (169)        (45)
          Net (purchases) sales of trading securities...............   (30,000)     38,916     (21,869)
          Change in assets and liabilities, net of effects
                from the acquisition accounted for as a purchase
             Increase in accounts receivable........................   (17,247)    (26,828)    (22,474)
             Increase in inventories................................   (20,598)    (23,904)    (23,758)
             (Increase) decrease in other...........................    (1,731)        507      (1,635)
             Increase in other assets...............................    (7,575)     (3,013)       (585)
             (Increase) decrease in deferred income taxes...........     1,187          89        (504)
             Increase in accounts payable...........................     6,861         699      19,709
             Increase (decrease) in accrued compensation............     3,070      (2,238)      5,534
             Increase (decrease) in other accrued liabilities.......    (1,019)      2,419       2,136
             Increase (decrease) in income taxes....................       (81)     (2,230)      3,549
             Increase in long-term liabilities......................        83         733         695
                                                                      --------    --------    --------
                Net cash (used) provided by operating activities....   (19,342)     21,078      (3,431)
                                                                      --------    --------    --------
Cash flows from investing activities
   Capital expenditures.............................................   (46,923)    (50,816)    (22,125)
   Acquisition accounted for as a purchase..........................        --      (7,000)         --
   Proceeds from sale of property and equipment.....................        13          32          68
                                                                      --------    --------    --------
                Net cash used by investing activities...............   (46,910)    (57,784)    (22,057)
                                                                      --------    --------    --------
Cash flows from financing activities
   Net (payments) borrowings under line of credit
     agreements of pooled companies.................................        --     (11,550)      6,606
   Issuance of long-term debt.......................................   207,000          --          --
   Payment on long-term debt of pooled companies....................        --      (1,254)        (15)
   Net payments to shareholder of pooled company....................        --          --         (61)
   Redemption of mandatorily redeemable preferred stock
     of pooled company..............................................        --      (2,200)         --
   Proceeds from issuance of convertible preferred
     stock of pooled company........................................        --          --       1,000

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996
                                 (IN THOUSANDS)

                                                                   1998       1997        1996
                                                                 --------   ---------   ---------
   Issuance of common stock....................................  $  6,891   $  3,458     $86,281
   Purchase of treasury stock..................................        --       (977)         --
   Tax effect of common stock issued upon exercise of
     employee stock options....................................     7,218      1,154       1,137
   Distribution to shareholder of pooled company...............        --       (650)       (582)
                                                                 --------   --------     -------
          Net cash provided (used) by financing activities.....   221,109    (12,019)     94,366
                                                                 --------   --------     -------
Net increase (decrease) in cash and cash equivalents...........   154,857    (48,725)     68,878
Adjustment for change in pooled companies' fiscal year ends....        --        344          --
Cash and cash equivalents at beginning of year.................    25,050     73,431       4,553
                                                                 --------   --------     -------
Cash and cash equivalents at end of year.......................  $179,907   $ 25,050     $73,431
                                                                 ========   ========     =======

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest...............................................  $  4,118   $  1,285     $   893
        Income taxes...........................................  $ 15,138   $ 15,054     $16,537

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FISCAL YEARS ENDED MARCH 30, 1996, MARCH 29, 1997 AND MARCH 28, 1998
                                 (IN THOUSANDS)

                                                             Common Stock       Additional
                                                          ------------------      paid-in       Retained    Treasury
                                                          Shares     Amount       capital       earnings      stock
                                                          -------   --------    ----------     ----------   ---------
Balance at April 1, 1995...............................   21,308     $34,760       $ 26,765     $ 50,699       $  --

Net proceeds from public stock offering................    4,000          20         83,826           --          --
Issuance of common stock of pooled company.............      391           4            996           --          --
Common stock issued upon exercise of
    employee stock options, including tax effect.......      328       3,572             --           --          --
Common stock split for fractional shares...............       --           1             (1)          --          --
Amortization of unearned compensation related
    to stock option plans..............................       --          --          1,116           --          --
Distribution to shareholder of pooled company..........       --          --             --         (582)         --
Net earnings for the year..............................       --          --             --       29,792          --
                                                          ------     -------       --------     --------    --------

Balance at March 30, 1996..............................   26,027      38,357        112,702       79,909          --

Issuance of common stock of pooled company.............       19          --             47           --          --
Common stock issued under employee bonus and
    upon exercise of employee stock options,
    including tax effect...............................      256       2,991          1,574           --          --
Amortization of unearned compensation related to
    stock option plans.................................       --          --            540           --          --
Purchase of treasury stock.............................      (50)         --             --           --        (977)
Reclassification of undistributed subchapter "S"
 earnings of pooled company............................       --          --          1,659       (1,659)         --
Adjustment for change in fiscal year of
    pooled companies...................................       --          --             --          253          --
Distribution to shareholder of pooled company..........       --          --             --         (650)         --
Net earnings for the year..............................       --          --             --       27,621          --
                                                          ------     -------       --------     --------    --------

Balance at March 29, 1997..............................   26,252      41,348        116,522      105,474        (977)

Common stock issued upon exercise of
    employee stock options, including tax effect.......      929      14,109             --           --          --
Amortization of unearned compensation
    related to stock option plans......................       --          --            667           --          --
Net earnings for the year..............................       --          --             --       35,426          --
                                                          ------     -------       --------     --------    --------

Balance at March 28, 1998..............................   27,181     $55,457       $117,189     $140,900       $(977)
                                                          ======     =======       ========     ========    ========


         The accompanying notes are an integral part of this statement.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996

          DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
-----------------------

Kent Electronics Corporation (the "Company") is a leading national specialty distributor of electronic products and a manufacturer of custom-made electronic assemblies. The Company distributes electronic connectors, electronic wire and cable, premise wiring products used in local area networks and wide area networks, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic equipment. The Company's contract manufacturing services include printed circuit board assembly, sheet metal fabrication, plastic injection molding, powder painting, battery power pack and cable assembly, and final integration. The Company's customers are primarily industrial users and original equipment manufacturers.

BASIS OF PRESENTATION
---------------------

As a result of the acquisitions of Futronix and Wire & Cable in fiscal 1997, each accounted for as a pooling of interests, the consolidated financial statements for prior periods have been restated to include the operations of Futronix and Wire & Cable.

PRINCIPLES OF CONSOLIDATION
---------------------------

Kent Electronics Corporation consolidates its accounts with those of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

FISCAL YEAR
-----------

The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996 all consisted of 52 weeks.

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

CASH AND CASH EQUIVALENTS
-------------------------

The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates at purchase of ninety days or less. Cash equivalents include $142.1 million and $21.3 million invested in institutional money market funds at March 28, 1998 and March 29, 1997, respectively.

Securities purchased under agreements to resell (reverse repurchase agreements) result from transactions that are collateralized by negotiable securities and are carried at the amounts at which the securities will subsequently be resold. It is the policy of the Company not to take possession of securities purchased under agreements to resell. At March 28, 1998 and March 29, 1997, agreements to resell securities in the amount of $32.2 million with a fourteen-day maturity and $7.4 million with a four-day maturity were outstanding, respectively.

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


TRADING SECURITIES
------------------

The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Trading securities of $29.9 million at March 28, 1998 were invested in a managed fund consisting primarily of taxable, high quality corporate debt instruments. Realized and unrealized gains and losses, included in other income, are reflected in the following table:

                                               1998     1997     1996
                                               -----   ------   ------
                                                   (In thousands)
   Net unrealized loss on trading securities
     at beginning of year...................   $  --   $ 257    $ 302

   Increase (decrease) in unrealized loss
     included in earnings during the year...      54    (169)     (45)
   Realized loss from sale of trading
     securities.............................      --     (88)      --
                                               -----   -----    -----
   Net unrealized loss on trading securities
     at end of year.........................   $  54   $  --    $ 257
                                               =====   =====    =====


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

At March 28, 1998, long-term debt had a carrying value of $207.0 million and an estimated fair value of $174.9 million, which was based on the closing market price.

EARNINGS PER SHARE
------------------

The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share," beginning with the Company's third quarter of fiscal 1998. All prior period earnings per common share data have been restated to conform to the

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 1.5 million, 2.0 million and 1.5 million in 1998, 1997 and 1996 respectively, were used in the calculation of diluted earnings per common share. Options to purchase 0.4 million, 0.1 million and 0.1 million shares of common stock in 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% convertible subordinated notes because inclusion of such shares would be antidilutive.

NEW PRONOUNCEMENTS
------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for the reporting and display of comprehensive income and its components, and FAS 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. Both statements are effective for financial statements issued for periods beginning after December 15, 1997.


                             BUSINESS ACQUISITIONS

FUTRONIX AND WIRE & CABLE
-------------------------

In January 1997, the Company acquired all the outstanding equity instruments of Futronix and Wire & Cable, both privately owned distributors of specialty wire and cable, in exchange for 2.1 million shares of the Company's common stock in a merger transaction accounted for as a pooling of interests.

Prior to the merger, Futronix and Wire & Cable used a calendar year end for financial reporting purposes. The Futronix and Wire & Cable results of operations for the year ended December 31, 1995 has been combined with those of the Company for the year ended March 30, 1996. The Futronix and Wire & Cable balance sheet and results of operations for the 52 weeks ending March 29, 1997 have been included in the consolidated financial statements for fiscal 1997. During the three-month period ended March 30, 1996, Futronix and Wire & Cable had net sales of $16.2 million, net earnings of $0.4 million and shareholder distributions of $0.1 million. In order to reflect the change in fiscal year-ends, retained earnings for these amounts has been increased by combined net earnings and decreased by shareholder distributions.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996

Combined and separate results of Kent, Futronix and Wire & Cable during the periods preceding the merger were as follows:

                               THIRTY-NINE WEEKS ENDED       FISCAL YEAR
                                  DECEMBER 28, 1996             ENDED
                                     (UNAUDITED)           MARCH 30, 1996
                               ------------------------    --------------
                                              (In thousands)
   Net sales
   ---------
   Kent.....................            $314,906                $372,019
   Futronix.................              40,679                  29,280
   Wire & Cable.............              20,000                  24,511
                                        --------                --------
       Combined.............            $375,585                $425,810
                                        ========                ========

   Net earnings
   ------------
   Kent.....................            $ 22,136                $ 27,975
   Futronix.................                 278                     614
   Wire & Cable.............                 806                   1,203
                                        --------                --------
       Combined.............            $ 23,220                $ 29,792
                                        ========                ========


In the fourth quarter of fiscal 1997, the Company recorded costs of $5.5 million associated with the merger and integration of Futronix and Wire & Cable.

EMC DISTRIBUTION DIVISION OF ELECTRONICS MARKETING CORPORATION
--------------------------------------------------------------

In December 1996, the Company acquired certain assets of the EMC Distribution Division of Electronics Marketing Corporation, a privately owned Ohio-based specialty distributor of connectors, passive and electromechanical components, for $7.0 million and the assumption of certain liabilities. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results arising from the acquisition are included in the consolidated statements of earnings from the acquisition date. The excess of the purchase price over the value of the assets acquired is classified in the accompanying balance sheet as cost in excess of net assets acquired and is being amortized on a straight-line basis over 40 years. Pro forma financial information is not presented, as the effect of the acquisition was not significant to the financial statements.


                              ACCOUNTS RECEIVABLE

The Company's allowance for doubtful accounts was $1.2 million at March 28, 1998 and $1.3 million at March 29, 1997.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


                                  OTHER ASSETS

At March 28, 1998 and March 29, 1997, other assets included $3.1 million and $1.8 million, respectively, of receivables from certain officers and directors of the Company.


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

The provision for income taxes consisted of the following:

                                                   1998          1997          1996
                                                 --------   --------------   ---------
                                                            (In thousands)
Current.........................................  $15,417         $16,316     $19,934
Tax reduction for exercise of stock options
  credited to stockholders' equity..............    7,218           1,154       1,137
Deferred........................................      106               9      (1,768)
                                                  -------         -------     -------
                                                  $22,741         $17,479     $19,303
                                                  =======         =======     =======


A reconciliation of income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of earnings follows:

                                                         1998          1997          1996
                                                       --------   --------------   ---------
                                                                  (In thousands)
Tax at statutory rate................................   $20,358         $15,785     $17,161
Increases (reductions)
    State income taxes, net of federal tax effect....     1,780           1,377       1,687
    Pre-acquisition earnings of
      acquired S corporation.........................        --            (217)       (409)
    Non-deductible merger and integration costs......        --             291          --
    Other-net........................................       603             243         864
                                                        -------         -------     -------
Income taxes as reported.............................   $22,741         $17,479     $19,303
                                                        =======         =======     =======

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


                           INCOME TAXES (CONTINUED)

Net deferred tax assets at March 28, 1998 and March 29, 1997 consist of the following:

                                                           1998        1997
                                                         ---------   ---------
                                                             (In thousands)
Current deferred asset
----------------------
   Allowance for doubtful accounts.....................   $   433     $   493
   Capitalization of additional inventory costs........     1,647         805
   Accrued expenses not currently deductible,
       net of reversals................................       412         641
   Net operating losses................................       314         314
   Other...............................................       568         399
                                                          -------     -------
                                                          $ 3,374     $ 2,652
                                                          =======     =======
Long-term deferred asset
------------------------
   Depreciation........................................   $(4,474)    $(2,766)
   Fixed asset bases differences.......................       384         450
   Stock compensation..................................     1,750       1,495
   Net operating losses................................       143         457
   Deferred compensation...............................     2,266       1,644
   Other...............................................        24          --
                                                          -------     -------
                                                          $    93     $ 1,280
                                                          =======     =======


Acquired net operating losses of approximately $1.3 million at March 28, 1998, expire in various amounts through 2003, and are subject to annual usage limitations.

The current deferred asset is included in other current assets in the accompanying balance sheets.


                            DEBT AND LINE OF CREDIT

The 4 1/2% Convertible Subordinated Notes due 2004 (the "Notes") are convertible into Kent common stock at a conversion price of $49.53 per share, subject to adjustment in certain events. Interest is payable semi-annually on March 1 and September 1 of each year, and the Notes are redeemable at the option of the Company at set redemption prices (which range from 100.64% to 102.57% of principal), plus accrued interest, beginning September 6, 2000.

In June 1997, the Company entered a $25.0 million unsecured line of credit with a bank at LIBOR plus 37.5 to 62.5 basis points, depending on certain cash flow ratios, or at Prime less 100 basis points. There have been no borrowings, and, as of March 28, 1998, there was no indebtedness outstanding under the line of credit. A commitment fee of 12.5 to 25.0 basis points, depending on certain cash flow ratios, is assessed against any undrawn amounts.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


                         COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its operations in leased office, warehouse, and manufacturing facilities and also leases transportation equipment. Rent expense for 1998, 1997 and 1996 was approximately $4.1 million, $3.5 million and $2.9 million, respectively.

As of March 28, 1998, the Company's minimum rental commitments under noncancelable operating leases were $3.2 million in 1999; $2.4 million in 2000; $1.7 million in 2001; $1.1 million in 2002; $0.7 million in 2003; and $0.3 million thereafter.

The Company has instituted a self-insurance program for employees' major medical coverages. Claims under the self-insurance program are insured for amounts greater than $75 thousand per employee. The aggregate annual self-insured amount varies based on participant levels and was limited to approximately $4.4 million as of March 28, 1998. Claims are accrued as incurred and the total expense under the program was approximately $3.9 million, $2.8 million and $2.1 million in 1998, 1997 and 1996, respectively.

The Company is engaged in litigation occurring in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.


                           SALES TO MAJOR CUSTOMERS

No customer constituted 10% or more of net sales in 1998 or 1997. Sales to Compaq Computer Corporation represented 10.6% of net sales in 1996.


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

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


STOCK SPLIT
-----------

The Company's common stock was split two-for-one to stockholders of record on February 15, 1996, and was effected as a 100% stock dividend. All issued and outstanding shares, stock option data and earnings per share amounts in the consolidated financial statements have been restated to give effect to the stock split.

                                 BENEFIT PLANS

STOCK OPTIONS
-------------

At March 28, 1998, the Company had nonqualified stock option plans which allow for the grant of 3.3 million common shares for options, of which 1.0 million are available for future grants. Options granted under the plans have a maximum term of 15 years and are exercisable under the terms of the respective option agreements. Under some plans, options may be granted with exercise prices of less than the stock's market value at the date of grant. Options on 1.4 million, 1.6 million and 0.4 million shares were exercisable at March 28, 1998, March 29, 1997 and March 30, 1996 with a weighted average exercise price of $11.38, $7.68 and $7.51, respectively. A summary of the Company's stock option activity, and related information follows:

                                       1998                         1997                       1996
                                ------------------------- ---------------------------- -------------------------
(In thousands, except per share  data)      Weighted                     Weighted                   Weighted
                                            average                      average                     average
                                Options  exercise price      Options  exercise price    Options   exercise price
                                -------  --------------      -------  --------------    -------   --------------
Outstanding at
    beginning of year...         3,435      $12.00            2,570       $ 8.44         2,181        $ 5.25
Granted.................           506       23.94            1,144        19.72           803         17.58
Exercised...............          (929)       7.37             (208)        8.49          (328)         7.58
Lapsed/forfeited........          (276)      17.58              (71)       17.84           (86)        16.09
                                 -----      ------            -----       ------         -----        ------
Outstanding at
    end of year.........         2,736      $15.16            3,435       $12.00         2,570        $ 8.44
                                 =====      ======            =====       ======         =====        ======

The following table summarizes the weighted average fair value per share at date of grant of options granted during the year:

                                      1998                         1997                         1996
                        ------------------------------- ----------------------------- ----------------------------
                            Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
                            average        average        average        average        average        average
                           fair value   exercise price   fair value   exercise price   fair value   exercise price
                        -------------- ---------------- ------------ ---------------- ------------ ---------------
Exercise price equals
  market price..........    $9.54           $23.94        $ 5.00          $19.73         $4.44          $20.73
Exercise price is
  below market price....       --               --         26.11           19.31          9.67            7.25

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


                          BENEFIT  PLANS  (CONTINUED)

The following table summarizes significant ranges of outstanding and exercisable options at March 28, 1998:

                                                            Options Outstanding               Options Exercisable
                                                -------------------------------------------  -----------------------
(In thousands, except per share data)                          Weighted
                                                                average         Weighted                 Weighted
                                                            remaining life      average                  average
Range of exercise prices                        Options       (in years)     exercise price  Options  exercise price
                                                -------     --------------   --------------  -------  --------------
$ 3.63 - $ 5.45.................                   570           9.76          $ 3.75          570         $ 3.75
$ 6.96 - $10.44.................                   451           5.47            7.24          258           7.24
$18.77 - $28.16.................                 1,620           4.37           20.42          441          19.62
$28.75 - $37.38.................                    95           3.66           32.47           88          32.47

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

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                               1998         1997         1996
                               ----         ----         ----
     Expected life....         2.6 years    2.3 years    3.1 years
     Interest rate....         5.8%         6.3%         6.0%
     Volatility.......        58.3%        34.6%        26.5%
     Dividend yield...         0.0%         0.0%         0.0%

Stock-based compensation costs would have reduced net earnings by approximately $1.8 million, $1.4 million and $0.5 million in 1998, 1997 and 1996 and $0.07, $0.05 and $0.02 per diluted share if the fair values of the options granted in those years had been recognized as compensation expense over the vesting period of the grant.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


                          BENEFIT  PLANS  (CONTINUED)


TAX-DEFERRED SAVINGS AND RETIREMENT PLAN AND TRUST
--------------------------------------------------

The Company sponsors a Tax-Deferred Savings and Retirement Plan (the Plan) covering substantially all employees. Under the Plan, a participating employee may allocate up to 12% of salary, and the Company makes matching contributions of up to 3% thereof. Additionally, the Company may elect to make additional contributions at its option. Such contributions accrue to employee accounts regardless of whether they have elected to participate in the salary deferral option of the Plan. The Company contributed approximately $1.1 million, $0.9 million and $0.6 million to the Plan in fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996, respectively.

The Company has deferred compensation plans for management and highly compensated associates of the Company. Under one plan, a participant may elect to defer a minimum of 3% of their compensation. The Company has agreed to match the participant's compensation amount, limited to 50% of the first 6% of compensation deferred. Participants become vested in the Company matching contributions at the rate of 10% per plan year or vest fully at age 60. Under another deferred benefit plan, the participant will receive minimum annual payments subsequent to retirement of the participant for the greater of 15 years, participant's life or the life of participant's spouse.

Under the first plan, the Company has accrued at March 28, 1998 and March 29, 1997 approximately $1.8 million and $1.7 million, respectively, for participant and Company contributions which are recorded as long-term liabilities on the balance sheet. Under the second plan, annual expense will be approximately $2.4 million through March 31, 2001, based on accruing the present value of the minimum benefits through the date the participant vests in the payments.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     FISCAL YEARS ENDED MARCH 28, 1998, MARCH 29, 1997 AND MARCH 30, 1996


                     QUARTERLY FINANCIAL DATA (UNAUDITED)


The following is a summary of unaudited quarterly financial data for fiscal years 1998, 1997 and 1996:

                                  First      Second       Third      Fourth
                                 Quarter    Quarter      Quarter     Quarter
                                 -------    -------      -------     -------
                                    (In thousands, except per share data)

Year ended March 28, 1998
-------------------------
Net sales                        $152,080    $167,487    $177,426    $162,407
Gross profit                       34,859      37,908      40,150      34,336
Net earnings                        8,775       9,605      10,128       6,918
Basic earnings per share              .33         .36         .38         .26
Diluted earnings per share            .32         .34         .36         .25

Year ended March 29, 1997
-------------------------
Net sales                        $125,144    $124,034    $126,407    $141,172
Gross profit                       31,906      28,018      28,840      31,939
Net earnings                        9,431       6,852       6,937       4,401
Basic earnings per share              .37         .27         .27         .17
Diluted earnings per share            .34         .25         .25         .16

Year ended March 30, 1996
-------------------------
Net sales                        $ 87,255    $102,776    $116,064    $119,715
Gross profit                       22,940      27,035      30,673      31,519
Net earnings                        5,254       6,346       8,652       9,540
Basic earnings per share              .25         .30         .34         .38
Diluted earnings per share            .24         .28         .32         .35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

     In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after March 28, 1998, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Common Stock Outstanding and Principal Holders Thereof" and "Proposal No. 1 --Election of Directors" which sections of such proxy statement are incorporated herein.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND EXHIBITS:

     1.   FINANCIAL STATEMENTS:
                                                                            PAGE
                                                                            ----
     Report of Independent Certified Public Accountants..................     21
     Consolidated balance sheets at March 28, 1998 and March 29, 1997....     22
     Consolidated statements of earnings for the years ended
          March 28, 1998, March 29, 1997 and March 30, 1996..............     23
     Consolidated statements of cash flows for the years ended
          March 28, 1998, March 29, 1997 and March 30, 1996..............     24
     Consolidated statement of stockholders' equity for the years ended
          March 30, 1996, March 29, 1997 and March 28, 1998..............     26
     Notes to consolidated financial statements..........................     27

     2.   FINANCIAL STATEMENT SCHEDULE:

                                                                            PAGE
                                                                            ----
     Report of Independent Certified Public Accountants on Schedule......     46
     Schedule II--Allowance for Doubtful Receivables for the years ended
          March 30, 1996, March 29, 1997 and March 28, 1998..............    S-1

     3.   EXHIBITS:

     3.1*  --  Amended and Restated Articles of Incorporation of Kent
               Electronics Corporation.  Incorporated by reference to Exhibit
               3.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-20265) filed with the Securities and Exchange Commission ("SEC") on January 23, 1997.

     3.2*  --  Certificate of Designation, Preferences and Rights of Series A
               Preferred Stock. Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 30, 1991.

     3.3   --  Amended and Restated Bylaws of Kent Electronics Corporation.

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

     4.4*  --  Indenture between Kent Electronics Corporation, as Issuer, and
               Texas Commerce Bank National Association, as Trustee, dated as of September 23, 1997. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q/A for the Fiscal Quarter ended September 27, 1997 (the "1997 Second Quarter Form 10-Q/A").

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

     10.4* -- 1991 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.2 to 1992 Form 10-K./(1)/

     10.5* -- 1996 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 30, 1996 (the "1996 Form 10-K")./(1)/

     10.6* -- Amended and Restated 1987 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to 1992 Form 10-K./(1)/

     10.7* -- Amendments of Amended and Restated 1987 Stock Option Plan. Incorporated by reference to Exhibit 10.8 to 1993 Form 10-K./(1)/

     10.8* -- Stock Option Plan and Agreement for the Company's Executive Vice President Sales-Distribution between Kent Electronics Corporation and Larry

               D. Olson dated May 8, 1995. Incorporated by reference to Exhibit
               10.11 to 1995 Form 10-K./(1)/

     10.9* -- Stock Option Plan and Agreement for the Company's Executive Vice President Operations-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated May 8, 1995. Incorporated by reference to Exhibit 10.12 to 1995 Form 10-K./(1)/

     10.10*-- Stock Option Plan and Agreement for the Company's Vice President, Secretary and Treasurer between Kent Electronics Corporation and Stephen J. Chapko dated May 8, 1995. Incorporated by reference to Exhibit 10.13 to 1995 Form 10-K./(1)/

     10.11*-- Stock Option Plan and Agreement for the Company's Vice President, Corporate Controller between Kent Electronics Corporation and David D. Johnson dated May 9, 1996. Incorporated by reference to
               Exhibit 10.13 to 1996 Form 10-K./(1)/

     10.12*--  1996 Employee Incentive Plan.  Incorporated by reference to
               Exhibit 10.14 to 1996 Form 10-K./(1)/

     10.13*-- Kent Electronics Corporation Tax-Deferred Savings and Retirement Plan and Trust (As Amended and Restated Effective March 26,
               1989). Incorporated by reference to Exhibit 10.15 to 1996
               Form 10-K./(1)/

     10.14*-- Kent Electronics Corporation Deferred Compensation Plan dated July 28, 1994. Incorporated by reference to Exhibit 10.15 to 1995 Form 10-K./(1)/

     10.15*-- First Amendment to the Kent Electronics Corporation Deferred Compensation Plan. Incorporated by reference to Exhibit 10.17 to 1996 Form 10-K./(1)/

     10.16*-- Trust Agreement for Kent Electronics Corporation Deferred Compensation Plan dated July 28, 1994. Incorporated by reference to Exhibit 10.16 to 1995 Form 10-K./(1)/

     10.17*-- Contracts between Kent Electronics Corporation and AMP Products Corporation effective as of July 22, 1988 and July 31, 1986, respectively, and addenda thereto. Incorporated by reference to
               Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1989.

     10.18*-- Form of Agreement by and between Kent Electronics Corporation and Morrie K. Abramson dated March 16, 1993. Incorporated by reference to Exhibit 10.21 to 1993 Form 10-K./(1)/

     10.19*-- Form of Executive Health Care Benefits and Consulting Agreement by and between Kent Electronics Corporation and Morrie K. Abramson dated January 27, 1993. Incorporated by reference to
               Exhibit 10.22 to 1993 Form 10-K./(1)/

     10.20*--  Employment Agreement dated January 3, 1996 by and between Morrie
               K. Abramson and Kent Electronics Corporation. Incorporated by reference to Exhibit 10.22 to 1996 Form 10-K./(1)/

     10.21*-- Kent Electronics Corporation Chief Executive Officer Deferred Compensation Plan and Agreement dated January 3, 1996 by and between Kent Electronics Corporation and Morrie K. Abramson. Incorporated by reference to Exhibit 10.23 to 1996 Form 10-K./(1)/

     10.22*-- Trust Agreement for Kent Electronics Corporation Chief Executive Officer Deferred Compensation Plan and Agreement and Employment Agreement dated January 3, 1996 by and between Kent Electronics Corporation and Texas Commerce Bank National Association, as trustee. Incorporated by reference to Exhibit 10.24 to 1996 Form 10-K./(1)/

     10.23*-- Revolving Promissory Note with Agreement between Kent Electronics Corporation and Texas Commerce Bank National Association dated June 12, 1997. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the Fiscal Year Ended March 29, 1997.

     10.24* -- Amendment to Chief Executive Officer Stock Option Plan and
               Agreement between Kent Electronics Corporation and Morrie K. Abramson dated July 2, 1997. Incorporated by reference to Exhibit
               10.1 to 1997 Second Quarter Form 10-Q/A./(1)/

     10.25*-- Amendment to 1991 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.4 to 1997 Second Quarter Form 10-Q/A./(1)/

     10.26*-- Amendment to Amended and Restated 1987 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to 1997 Second Quarter Form 10-Q/A./(1)/

     10.27*-- Amendment to Stock Option Plan and Agreement for the Company's Executive Vice President Sales-Distribution between Kent Electronics Corporation and Larry G. Olson dated July 2, 1997. Incorporated by reference to Exhibit 10.6 to 1997 Second Quarter Form 10-Q/A./(1)/

     10.28*-- Amendment to Stock Option Plan and Agreement for the Company's Executive Vice President Operations-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated July 2, 1997. Incorporated by reference to Exhibit 10.7 to 1997 Second Quarter Form 10-Q/A./(1)/

     10.29*-- Amendment to Stock Option Plan and Agreement for the Company's Vice President, Secretary and Treasurer between Kent Electronics Corporation and Stephen J. Chapko dated July 2, 1997. Incorporated by reference to Exhibit 10.8 to 1997 Second Quarter Form 10-Q/A./(1)/

     10.30*-- Amendment to Stock Option Plan and Agreement for the Company's Vice President, Corporate Controller between Kent Electronics Corporation and David D. Johnson dated July 2, 1997. Incorporated by reference to Exhibit 10.9 to 1997 Second Quarter Form 10-Q/A./(1)/

     10.31*-- Amendment No. 1 to Employment Agreement by and among Morrie K. Abramson, Rolaine S. Abramson and Kent Electronics Corporation dated August 18, 1997. Incorporated by reference to Exhibit
               10.10 to 1997 Second Quarter Form 10-Q/A./(1)/

     10.32 -- Employment Agreement dated October 7, 1996 by and among Kent Electronics Corporation, Futronix Acquisition Company and Terrence M. Hunt./(1)/

     11    --  Computation of Earnings Per Share.

     12    --  Computation of Ratio of Earnings to Fixed Charges.

     21    --  Subsidiaries of Kent Electronics Corporation.

     23    --  Consent of Independent Certified Public Accountants.

     27    --  Financial Data Schedule.

-----------------------------
*    Incorporated by reference.
(1)  Management contract or compensatory plan or agreement

(b)  REPORTS ON FORM 8-K:

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              KENT ELECTRONICS CORPORATION
                                              (Registrant)


                                              By: /s/ MORRIE K. ABRAMSON
                                                  -----------------------------
                                                      Morrie K. Abramson
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                              Date:  June 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                             Title                          Date
-------------------------   ------------------------------------------   -------------

/s/ MORRIE K. ABRAMSON      Chairman of the Board and Chief              June 24, 1998
-------------------------   Executive Officer and Director (Principal
Morrie K. Abramson          Executive Officer)

/s/ STEPHEN J. CHAPKO       Executive Vice President, Chief Financial    June 24, 1998
-------------------------   Officer, Treasurer and Secretary
Stephen J. Chapko           (Principal Financial Officer)

/s/ DAVID D. JOHNSON        Vice President, Corporate Controller         June 24, 1998
-------------------------   (Principal Accounting Officer)
David D. Johnson

/s/ TERRENCE M. HUNT        Director                                     June 24, 1998
-------------------------
Terrence M. Hunt

/s/ MAX S. LEVIT            Director                                     June 24, 1998
-------------------------
Max S. Levit

/s/ LARRY D. OLSON          Director                                     June 24, 1998
-------------------------
Larry D. Olson

/s/ DAVID SIEGEL            Director                                     June 24, 1998
-------------------------
David Siegel

/s/ RICHARD C. WEBB         Director                                     June 24, 1998
-------------------------
Richard C. Webb

/s/ ALVIN L. ZIMMERMAN      Director                                     June 24, 1998
-------------------------
Alvin L. Zimmerman

                        REPORT OF INDEPENDENT CERTIFIED
                        PUBLIC ACCOUNTANTS ON SCHEDULE


                      Board of Directors and Stockholders
                         Kent Electronics Corporation

     In connection with our audit of the consolidated financial statements of Kent Electronics Corporation and Subsidiaries for the year ended March 28, 1998, we have also audited Schedule II for each of the three years in the period ended March 28, 1998. In our opinion, this consolidated schedule presents fairly, in all material respects, the information required to be set forth therein.



                                    GRANT THORNTON LLP



Houston, Texas
May 5, 1998

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

         YEARS ENDED MARCH 30, 1996, MARCH 29, 1997 AND MARCH 28, 1998
                                (IN THOUSANDS)

                      ALLOWANCE FOR DOUBTFUL RECEIVABLES


                                                   Additions                  Deductions
                                     --------------------------------------   ----------
                                       Adjustment
                                      for change in
                                        pooled        Charged     Charged
                        Balance at    Companies'      to costs    to other                  Balance at
                        beginning     fiscal year       and      accounts-      Amounts       end of
 Fiscal Years Ended     of period         ends        expenses   recoveries   written-off     period
---------------------   ----------   --------------   --------   ----------   -----------   ----------
March 30, 1996.......    $1,013         $   --         $ 249       $ 12          $ 226       $1,048
March 29, 1997.......     1,048             30           409         11            242        1,256
March 28, 1998.......     1,256             --           302         38            390        1,206

                                 EXHIBIT INDEX
                                 -------------

                                                                   SEQUENTIALLY
EXHIBIT NO.                  ITEM                                 NUMBERED PAGES
-----------                  ----                                 --------------

   3.3    Amended and Restated Bylaws of Kent Electronics
          Corporation

  10.32 Employment Agreement dated October 7, 1996 by and among Kent Electronics Corporation, Futronix
          Acquisition Company and Terrence M. Hunt.

  11      Computation of Earnings Per Share.

  12      Computation of Ratio of Earnings to Fixed Charges.

  21      Subsidiaries of Kent Electronics Corporation.

  23      Consent of Independent Certified Public Accountants.

  27      Financial Data Schedule.