Form 10-Q
period 1998-06-27
KENT ELECTRONICS CORP
filed 1998-08-10
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 27, 1998
                               -----------------------------------------------
                   OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ________________
Commission file number  0-14643
                       ---------------------------------------------------------

                         KENT ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)

                 Texas                                    74-1763541
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    1111 Gillingham Lane, Sugar Land, Texas                  77478
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (281) 243-4000
                                                  ------------------------------
       Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X           No
    ______          ______

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   At July 31, 1998, 27,283,774 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                           June 27,     March 28,
                                                             1998          1998
                                                          -----------   ----------
                                                          (Unaudited)
                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $172,269 at June 27 and
       $174,325 at March 28)...........................     $170,721     $179,907
     Trading securities, net...........................       29,975       29,946
     Accounts receivable, less allowance of $1,246
       at June 27 and $1,207 at March 28...............      110,530      106,132
     Inventories
       Materials and purchased products................      117,201      112,964
       Work in process.................................        4,139        2,128
                                                            --------     --------
                                                             121,340      115,092
     Other.............................................        5,571        5,754
                                                            --------     --------
         Total current assets..........................      438,137      436,831

PROPERTY AND EQUIPMENT
     Land..............................................        8,761        8,761
     Buildings.........................................       42,965       42,766
     Equipment, furniture and fixtures.................      113,033      109,079
     Leasehold improvements............................        2,691        2,657
                                                            --------     --------
                                                             167,450      163,263
     Less accumulated depreciation and amortization.         (39,834)     (36,577)
                                                            --------     --------
                                                             127,616      126,686

DEFERRED INCOME TAXES..................................           68           93

OTHER ASSETS...........................................       11,893       12,193

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $2,972 at
     June 27 and $2,856 at March 28....................       15,791       15,907
                                                            --------     --------
                                                            $593,505     $591,710
                                                            ========     ========

The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                          June 27,     March 28,
                                                            1998          1998
                                                         -----------   ----------
                                                         (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable.................................     $ 45,079     $ 49,178
     Accrued compensation.............................        8,486       11,193
     Other accrued liabilities........................        9,474        7,032
     Income taxes.....................................          617        2,946
                                                           --------     --------
         Total current liabilities....................       63,656       70,349

LONG-TERM DEBT........................................      207,000      207,000

LONG-TERM LIABILITIES.................................        2,179        1,792

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued.......          ---          ---
     Common stock, no par value; authorized
       60,000,000 shares; 27,333,774 shares issued
       and 27,283,774 shares outstanding at June 27
       and 27,230,640 shares issued and 27,180,640
       shares outstanding at March 28.................       59,369       55,457
     Additional paid-in capital.......................      117,270      117,189
     Retained earnings................................      145,008      140,900
                                                           --------     --------
                                                            321,647      313,546
     Less common stock in treasury - at cost,
       50,000 shares..................................         (977)        (977)
                                                           --------     --------
                                                            320,670      312,569
                                                           --------     --------
                                                           $593,505     $591,710
                                                           ========     ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)


                                                               Thirteen Weeks Ended
                                                       ----------------------------------
                                                             June 27,            June 28,
                                                              1998                1997
                                                       ------------------       ---------
                                                                     (Unaudited)

Net sales......................................               $157,057            $152,080
Cost of sales..................................                125,969             117,221
                                                              --------            --------
  Gross profit.................................                 31,088              34,859

Selling, general and administrative expenses...                 24,631              20,780
                                                              --------            --------
  Operating profit.............................                  6,457              14,079
Other income (expense)
  Interest expense.............................                 (2,574)                 (7)
  Other - net..................................                  2,875                 425
                                                              --------            --------
    Earnings before income taxes...............                  6,758              14,497
Income taxes...................................                  2,650               5,722
                                                              --------            --------

      NET EARNINGS.............................               $  4,108            $  8,775
                                                              ========            ========

Earnings per common share:
    Basic......................................                   $.15                $.33
                                                              ========            ========
    Diluted....................................                   $.15                $.32
                                                              ========            ========

Weighted average shares:
    Basic......................................                 27,213              26,257
                                                              ========            ========
    Diluted....................................                 27,912              27,762
                                                              ========            ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            Thirteen Weeks Ended
                                                           -----------------------
                                                            June 27,     June 28,
                                                              1998         1997
                                                           -----------   ---------
                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings.......................................     $  4,108    $  8,775
     Adjustments to reconcile net earnings to net
       cash provided by operating activities
         Depreciation and amortization..................        3,501       2,671
         Provision for losses on accounts receivable....           39          81
         (Gain) loss on sale of property
           and equipment................................           (5)          4
         Stock option expense...........................           81         126
         Unrealized gain on trading securities..........          (29)        ---
         Change in assets and liabilities
           Increase in accounts receivable..............       (4,437)     (3,722)
           Increase in inventories......................       (6,248)    (12,642)
           Decrease in other............................          183          49
           Decrease in deferred income taxes............           25          25
           Decrease in other assets.....................          300          15
           Increase (decrease) in accounts payable......       (4,099)      4,347
           Decrease in accrued compensation.............       (2,707)     (1,182)
           Increase in other accrued liabilities........        2,442       1,645
           Increase (decrease) in income taxes..........       (2,329)      2,813
           Increase in long-term liabilities............          387         284
                                                             --------    --------
                 Total adjustments......................      (12,896)     (5,486)
                                                             --------    --------
                 Net cash (used) provided by
                   operating activities.................       (8,788)      3,289

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures...............................       (4,315)     (8,813)
     Proceeds from sale of property and equipment.......            5           5
                                                             --------    --------
         Net cash used by investing activities..........       (4,310)     (8,808)

                                    (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                           Thirteen Weeks Ended
                                                          -----------------------
                                                           June 27,     June 28,
                                                             1998         1997
                                                          -----------   ---------
                                                                 (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock..........................     $    892     $   114
     Tax effect of common stock issued upon exercise
       of employee stock options.......................        3,020       1,390
                                                            --------     -------
         Net cash provided by financing
             activities................................        3,912       1,504
                                                            --------     -------

NET DECREASE IN CASH...................................       (9,186)     (4,015)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......      179,907      25,050
                                                            --------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............     $170,721     $21,035
                                                            ========     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for
       Interest........................................     $    ---     $   ---
       Income taxes....................................     $  1,941     $ 1,675

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies

The consolidated balance sheet as of June 27, 1998, and the consolidated statements of earnings and cash flows for the thirteen week periods ended June 27, 1998 and June 28, 1997, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 28, 1998, included in the Company's Form 10-K for that period.

Cash and Cash Equivalents

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Trading Securities

The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Trading securities of $30 million at June 27, 1998 were invested in a managed fund consisting primarily of taxable, high quality corporate debt instruments.

Sales To Major Customers

No customer of the Company represented 10% or more of net sales for the thirteen week periods ended June 27, 1998 and June 28, 1997.

Earnings Per Share

The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share," beginning with the Company's third quarter of fiscal 1998. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 0.7 million and 1.5 million in the periods ended June 27, 1998 and June 28, 1997, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 0.4 million and 0.1 million shares of common stock in the periods ended June 27, 1998 and June 28, 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004 because inclusion of such shares would be antidilutive.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the thirteen week period ended June 27, 1998 were $157.1 million, an increase of $5.0 million, or 3.3%, compared to the same period of the prior year. Distribution sales increased approximately 17% while contract manufacturing revenues decreased approximately 23%. The decrease in contract manufacturing sales reflects continued difficult business conditions in certain of the industries the Company serves. Revenues resulting from growth in the Company's contract manufacturing customer base and new services to existing customers were not able to offset the more significant revenue reductions from the Company's traditional contract manufacturing business.

Gross profit decreased $3.8 million, or 10.8%, for the thirteen weeks compared to the corresponding period a year ago. As a percentage of sales, gross profit was 19.8%, down from the 22.9% reported in the comparable period of the previous year and 21.1% reported in the quarter ended March 28, 1998. The decrease in gross profit was primarily due to the under-utilization of the Company's contract manufacturing facilities, the ramping-up of new contract manufacturing services, a less favorable product mix and continued pricing pressures from key customers in the computer and semiconductor capital equipment industries.

Selling, general and administrative ("SG&A") expenses increased $3.9 million, or 18.5%. As a percentage of sales, SG&A expenses increased from 13.7% to 15.7%, compared to the corresponding period a year ago. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations. The Company is focusing on cost containment and expense reduction initiatives in order to align the current cost structure with current revenues that should enable the Company to reduce the impact of current business conditions on profit margins.

Interest expense increased $2.6 million due to interest on the 4 1/2% Convertible Subordinated Notes due 2004 (the "Notes") issued in September and October 1997.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents and trading securities. The increase in interest and dividend income resulted from investment of the net proceeds from the Notes.

Net earnings decreased $4.7 million, or 53.2%, compared to the same period a year ago. The decrease in net earnings is primarily due to the decrease in the gross profit percentage and an increase in SG&A expenses.

Liquidity and Capital Resources

Working capital at June 27, 1998 was $374.5 million, an increase of $8.0 million, or 2.2%, from March 28, 1998. The increase was primarily the result of growth in accounts receivable and inventories in relation to current and anticipated sales levels, combined with a decrease in accounts payable, and partially offset by capital expenditures.

Included in the Company's working capital at June 27, 1998 are investments, including trading securities, of $202.2 million, a decrease of $2.1 million since March 28, 1998. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At June 27, 1998, funds were invested primarily in reverse repurchase agreements, institutional money market funds and a managed fund consisting primarily of taxable, high quality corporate debt instruments. These investments are compatible with the Company's stated investment strategy.

The Company maintains a $25 million line of credit with a bank. As of June 27, 1998, there was no indebtedness outstanding under the line of credit.

The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources including the line of credit, along with funds generated from operations should be sufficient to meet its current capital requirements.

Risks Relating to Forward-Looking Statements

The Company is including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by the Company in this Quarterly Report on Form 10-Q. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or trends, and may contain the words "should," "will" or words or phrases of similar meaning. In addition, the forward-looking statements speak only of the Company's view as of the date the statement was made, and the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.


                          PART II - OTHER INFORMATION

Items 1, 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on June 25, 1998. At such meeting, Messrs. Max S. Levit, Larry D. Olson and Richard C. Webb were elected to serve as directors of the Company for the next three years. The other directors of the Company, Messrs. Morrie K. Abramson, Terrence M. Hunt, David Siegel and Alvin L. Zimmerman, continued in their terms as directors after the meeting. In addition, shareholders adopted the Amended and Restated 1996 Non-Employee Director Stock Option Plan and ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending April 3, 1999.


                                                            Votes Against
                                                             or Withheld      Votes      Broker
Proposal                                 Votes For            Authority     Abstained   Non-Votes
--------------------------------   ----------------------   -------------   ---------   ---------

1. Election of Directors:
     Max S. Levit                              20,358,055       2,605,081           0           0
     Larry D. Olson                            20,163,917       2,799,219           0           0
     Richard C. Webb                           20,360,357       2,602,779           0           0

2. Approval, adoption and
   ratification of the Amended
   and Restated 1996 Non-
   Employee Director Stock
   Option Plan                                 21,360,737       1,443,807     158,592           0

3. Approval and ratification
   of the appointment of
   Grant Thornton LLP as the
   Company's independent
   public accountants for the
   fiscal year ending
   April 3, 1999.                              22,861,084          52,572      49,480           0

Item 5.  Other Information.

Discretionary Proxy Voting Authority

With respect to any proposal of a holder of the Company's common stock to be submitted to the Company's shareholders at its next annual meeting outside the processes of Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, (that is, where a shareholder has not sought inclusion of the proposal in the Company's proxy statement), the proxies solicited by the Company's Board of Directors for use at such annual meeting may confer discretionary authority to the proxies named therein to vote on any such proposal, unless the Company receives notice of such shareholder proposal by April 5, 1999.

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


                                       KENT ELECTRONICS CORPORATION
                                   --------------------------------------
                                              (Registrant)



Date:  August 10, 1998               By:   /s/ Morrie K. Abramson
       ---------------                  ---------------------------------
                                         Morrie K. Abramson
                                         Chairman of the Board, Chief
                                         Executive Officer and Director
                                         (Principal Executive Officer)



Date:  August 10, 1998               By:   /s/ Stephen J. Chapko
       ---------------                  ---------------------------------
                                         Stephen J. Chapko
                                         Executive Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Secretary (Principal Financial
                                         Officer)



Date:  August 10, 1998               By:   /s/ David D. Johnson
       ---------------                  ---------------------------------
                                         David D. Johnson
                                         Vice President, Corporate
                                         Controller  (Principal Accounting
                                         Officer)