Form 10-Q
period 1998-09-26
KENT ELECTRONICS CORP
filed 1998-11-06
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 26, 1998
                               ------------------------------------------------

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________
Commission file number  0-14643
                      ---------------------------------------------------------

                         KENT ELECTRONICS CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Texas                                        74-1763541
-------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 1111 Gillingham Lane, Sugar Land, Texas                     77478
-------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (281) 243-4000
                                                   ----------------------------

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
Yes   X        No
   -------       -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At October 30, 1998, 27,945,441 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         September 26,    March 28,
                                                              1998           1998
                                                          ------------    ---------
                                                          (Unaudited)

            ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $199,269 at September 26 and
       $174,325 at March 28)..........................        $198,377     $179,907
     Trading securities, net..........................             ---       29,946
     Accounts receivable, less allowance of $1,265
       at September 26 and $1,207 at March 28.........         108,720      106,132
     Inventories
       Materials and purchased products...............         113,369      112,964
       Work in process................................           4,294        2,128
                                                              --------     --------
                                                               117,663      115,092
     Other............................................          12,490        5,754
                                                              --------     --------
         Total current assets.........................         437,250      436,831

PROPERTY AND EQUIPMENT
     Land.............................................           8,168        8,761
     Buildings........................................          43,525       42,766
     Equipment, furniture and fixtures................         117,525      109,079
     Leasehold improvements...........................           2,646        2,657
                                                              --------     --------
                                                               171,864      163,263
     Less accumulated depreciation and amortization            (43,182)     (36,577)
                                                              --------     --------
                                                               128,682      126,686

DEFERRED INCOME TAXES.................................              43           93

OTHER ASSETS..........................................          13,204       12,193

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $3,088 at.......
     September 26 and $2,856 at March 28..............          15,675       15,907
                                                              --------     --------
                                                              $594,854     $591,710
                                                              ========     ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                          September 26,    March 28,
                                                               1998           1998
                                                          -------------    ---------
                                                           (Unaudited)

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable..................................       $ 47,751     $ 49,178
     Accrued compensation..............................          8,664       11,193
     Other accrued liabilities.........................          7,439        7,032
     Income taxes......................................            ---        2,946
                                                              --------     --------

         Total current liabilities.....................         63,854       70,349
 LONG-TERM DEBT.........................................       207,000      207,000
 LONG-TERM LIABILITIES..................................         2,269        1,792
 STOCKHOLDERS' EQUITY
    Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued........           ---          ---
    Common stock, no par value; authorized
       60,000,000 shares; 27,903,774 shares issued
       and 27,853,774 shares outstanding at
       September 26 and 27,230,640 shares issued
       and 27,180,640 shares outstanding at March 28            63,871       55,457
    Additional paid-in capital.........................        117,350      117,189
    Retained earnings..................................        141,487      140,900
                                                              --------     --------
                                                               322,708      313,546

     Less common stock in treasury - at cost,
       50,000 shares...................................           (977)        (977)
                                                              --------     --------
                                                               321,731      312,569
                                                              --------     --------
                                                              $594,854     $591,710
                                                              ========     ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - In thousands, except per share data)

                                                               Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                         -------------------------------    ------------------------------
                                                         September 26,     September 27,    September 26,    September 27,
                                                             1998              1997             1998             1997
                                                         -------------     -------------    -------------    -------------

Net sales.......................................           $147,500         $167,487         $304,557         $319,567
Cost of sales...................................            128,149          129,579          254,118          246,800
                                                           --------         --------         --------         --------
     Gross profit...............................             19,351           37,908           50,439           72,767
Selling, general and administrative expenses....             25,374           22,432           50,005           43,212
                                                           --------         --------         --------         --------
     Operating profit (loss)....................             (6,023)          15,476              434           29,555
Other income (expense)
     Interest expense...........................             (2,574)            (131)          (5,148)            (138)
     Other - net................................              2,803              530            5,678              955
                                                           --------         --------         --------         --------
       Earnings (loss) before income taxes......             (5,794)          15,875              964           30,372
Income taxes....................................             (2,273)           6,270              377           11,992
                                                           --------         --------         --------         --------
       NET EARNINGS (LOSS)......................           $ (3,521)        $  9,605         $    587         $ 18,380
                                                           ========         ========         ========         ========

Earnings (loss) per share:
     Basic......................................              $(.13)            $.36             $.02             $.70
                                                           ========         ========         ========         ========
     Diluted....................................              $(.13)            $.34             $.02             $.66
                                                           ========         ========         ========         ========
Weighted average shares:
     Basic......................................             27,603           26,430           27,408           26,343
                                                           ========         ========         ========         ========
     Diluted....................................             27,603           28,298           27,932           28,030
                                                           ========         ========         ========         ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                            Twenty-Six Weeks Ended
                                                         ------------------------------
                                                         September 26,    September 27,
                                                               1998             1997
                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings......................................         $   587         $ 18,380
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization...................           7,029            5,543
   Provision for losses on accounts receivable.....              58              152
   (Gain) loss on sale of property and equipment               (261)               4
   Stock option expense............................             161              251
   Loss on sale of trading securities..............             327              ---
   Net sales of trading securities.................          29,619              ---
   Change in assets and liabilities
     Increase in accounts receivable...............          (2,646)         (12,648)
     Increase in inventories.......................          (2,571)         (23,508)
     Increase in other.............................          (6,736)          (2,115)
     Decrease in deferred income taxes.............              50               50
     Increase in other assets......................          (1,011)          (6,044)
     Increase (decrease) in accounts payable.......          (1,427)          20,933
     Decrease in accrued compensation..............          (2,529)            (473)
     Increase in other accrued liabilities.........             407               39
     Decrease in income taxes......................          (2,946)          (3,027)
     Increase in long-term liabilities.............             477              387
                                                           ========         ========
      Total adjustments............................          18,001          (20,456)
                                                           --------         --------
      Net cash provided(used) by operating
       activities..................................          18,588           (2,076)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures..............................          (9,428)         (19,943)
 Proceeds from sale of property and equipment......             896                5
                                                           --------         --------
    Net cash used by investing activities..........          (8,532)         (19,938)

                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)


                                                               Twenty-Six Weeks Ended
                                                            -----------------------------
                                                            September 26,   September 27,
                                                                1998            1997
                                                            -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in long-term debt..........................        $    ---        $180,000
     Issuance of common stock............................           3,076           2,807
     Tax effect of common stock issued upon exercise
       of employee stock options.........................           5,338           4,528
                                                                 --------        --------
            Net cash provided by financing activities.              8,414         187,335
                                                                 --------        --------
NET INCREASE IN CASH.....................................          18,470         165,321

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........         179,907          25,050
                                                                 --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............        $198,377        $190,371
                                                                 ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for
       Interest..........................................        $  4,658        $    ---
       Income taxes......................................        $  5,226        $ 12,381

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------
The consolidated balance sheet as of September 26, 1998, and the consolidated statements of earnings and cash flows for the thirteen and twenty-six week periods ended September 26, 1998 and September 27, 1997, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 28, 1998, included in the Company's Form 10-K for that period.

Cash and Cash Equivalents
-------------------------
Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Sales To Major Customers
------------------------

No customer of the Company represented 10% or more of sales for the thirteen and twenty-six week periods ended September 26, 1998. Sales to Compaq Computer Corporation represented 13.4% and 11.0% of total sales for the thirteen and twenty-six week periods ended September 27, 1997, respectively.

Earnings Per Share
------------------
The Company adopted Financial Accounting Standard No. 128, "Earnings Per Share," beginning with the Company's third quarter of fiscal 1998. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 0.5 million in the twenty-six week period ended September 26, 1998, and 1.9 million and 1.7 million in the thirteen and twenty-six week periods ended September 27, 1997, respectively, were used in the calculation of diluted earnings per common share. Incremental shares were not used in the calculation of diluted earnings per common share for the thirteen weeks ended September 26, 1998 since the effect of their inclusion would be antidilutive. Options to purchase an aggregate of 1.1 million shares of common stock in the twenty-six week period ended September 26, 1998 were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004 because inclusion of such shares would be antidilutive.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net sales for the thirteen and twenty-six week periods ended September 26, 1998 decreased $20.0 million, or 11.9%, and $15.0 million, or 4.7%, compared to the same periods a year ago. For the quarter, net sales declined 6.1% when compared to the first quarter ended June 27, 1998. The decrease reflected a decline in orders in the Company's contract manufacturing division from the computer and semiconductor capital equipment sectors, as well as pricing pressures and reduced volume in the Company's distribution businesses.

Gross profit decreased $18.6 million, or 49.0%, for the thirteen weeks and $22.3 million, or 30.7%, for the twenty-six weeks compared to the corresponding periods a year ago. For the thirteen week period, gross profit as a percentage of sales declined to 13.1% compared to 22.6% in the corresponding period last year, and 19.8% in the quarter ended June 27, 1998. For the twenty-six week period, the gross profit percentage was 16.6%, down from 22.8% reported in the comparable period of the previous year. The decrease in gross profit was primarily due to plant and equipment under-utilization in the Company's contract manufacturing facilities, the ramp up of new contract manufacturing customers, product mix changes and continued pricing pressures.

Selling, general and administrative ("SG&A") expenses increased $2.9 million, or 13.1%, and $6.8 million, or 15.7%, for the thirteen and twenty-six week periods, respectively. As a percentage of sales, SG&A expenses increased to 17.2% from 13.4% in the thirteen week period and to 16.4% from 13.5% in the twenty-six week period, compared to the corresponding period a year ago. The increase in SG&A expenses was primarily due to the expenses necessary to support the growth in the Company's operations, including geographical expansion in both the distribution and contract manufacturing businesses and costs associated with the ramp-up of new customers in the contract manufacturing division. The Company is continuing to focus on cost containment and expense reduction initiatives across the Company, aligning the cost structure with current revenues that enable the Company to reduce the impact of current business conditions on profit margins.

Interest expense for the thirteen and twenty-six week periods ended September 26, 1998 increased $2.4 million and $5.0 million, respectively, compared to the prior year periods due to interest on the 4 1/2% Convertible Subordinated Notes due 2004 (the "Notes") issued in September and October 1997.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents and trading securities. The increase in interest and dividend income resulted from investment of the net proceeds from the Notes.

The Company reported a net loss of $3.5 million for the thirteen week period ended September 26, 1998, compared to net earnings of $9.6 million in the corresponding period a year ago. For the twenty-six week period, net earnings were $0.6 compared to $18.4 million last year. The decrease in net earnings was primarily due to the decrease in net sales and the decrease in the gross profit percentage combined with an increase in SG&A expenses.

Liquidity and Capital Resources
-------------------------------
Working capital at September 26, 1998 was $373.4 million, an increase of $6.9 million, or 1.9%, since March 28, 1998. The increase was primarily the result of growth in other current assets that resulted from an income tax receivable.

Included in the Company's working capital at September 26, 1998 are investments of $199.3 million, a decrease of $5.0 million since March 28, 1998. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At September 26, 1998, funds were invested in institutional money market funds, which are compatible with the Company's stated investment strategy.

The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources including funds generated from operations should be sufficient to meet its current capital requirements.

Year 2000
---------
The Year 2000 Issue results from computer hardware and software systems that were not designed to distinguish between centuries and may not accommodate some or all dates beyond the year 1999. Therefore, computer hardware and software systems may need to be modified prior to the year 2000 in order to remain functional.

State of Readiness and Costs to Address Year 2000 Issues:

As a result of the Company's strategic migration to new application systems that began in 1995, substantially all of the Company's business information technology (IT) systems use hardware and software platforms that the vendors have represented to be Year 2000 compliant. The Company has substantially completed a comprehensive inventory of its systems, equipment and facilities. IT systems include business applications, computing hardware and software and related networking equipment and software. Non-IT systems consist primarily of embedded technology such as microcontrollers, used in its facilities and the manufacture or distribution of the Company's products. In general, the Company expects to resolve any remaining Year 2000 Issues through planned upgrades or replacements of its IT and non-IT systems, equipment and facilities that have been deemed to be critical to the business operations. The Company is primarily using internal resources to remediate or upgrade and test these systems for Year 2000 compliance. Based on the information currently available, the Company estimates that the costs of planned upgrades or replacements of facility and equipment systems will not exceed $500 thousand. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers, customers or third parties. In addition, the Company is monitoring Year 2000 compliance efforts of suppliers, service providers and other entities with which it has a business relationship. Until the assessments of these third parties are complete, the Company cannot state with certainty whether it has, or will have, significant Year 2000 Issues. Furthermore, as the Company is relying, in large measure, on statements made by such third parties in order to prepare those assessments, the lack of responsiveness or accuracy in such statements could materially affect those assessments. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant.

Risks of Year 2000 Issues and Contingency Plans:

While the Company believes its efforts to address the Year 2000 Issues will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that a most reasonably likely worst case Year 2000 scenario would be the failure of a third party or a component of the infrastructure, including national banking systems, electrical power, transportation facilities, communication systems and governmental activities to conduct their respective operations after 1999 such that the Company's ability to obtain, manufacture and distribute its products and services would be limited for a period of time. If this were to occur, it would likely cause temporary financial losses and inability to provide products and services to customers. The Company continues to assess the Year 2000 Issues relating to its physical plant and equipment, products, suppliers and customers. The Company is starting its contingency planning for critical operational areas that might be affected by the Year 2000 Issues if compliance by the Company is delayed and if third parties with which the Company has a business relationship fail to achieve Year 2000 compliance. In certain cases, especially third party infrastructure failures, there may be no practical alternative course of action available to the Company.

Risks Relating to Forward-Looking Statements
--------------------------------------------
The Company is including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by the Company in this Quarterly Report on Form 10-Q. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or trends, and may contain the words "should," "will" or words or phrases of similar meaning. In addition, the forward-looking statements speak only of the Company's view as of the date the statement was made, and the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the factors discussed under the caption "Risks of Year 2000 Issues and Contingency Plans" above and under the caption "Risks Relating to Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.


                          PART II - OTHER INFORMATION

Items 1, 2, 3 and 4 are not applicable and have been omitted.
Item 5. Other Information
-------------------------
Bylaw Amendments
----------------
At a meeting of the Board of Directors of the Company on September 3, 1998, the Bylaws of the Company were amended. The amendments provide that the only proposals and nominations that will be submitted to the Company's shareholders at an annual meeting are those for which the Company receives advance notice, that meets specified information requirements, not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year's annual meeting. These amendments were adopted to ensure that the Board has an ample opportunity to consider, respond to and act upon any proposal to be submitted to the Company's shareholders at any annual meeting or any nomination of an individual for election to the Board.

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------
     (a)  Exhibits:
          3 -  Amended and Restated Bylaws of Kent Electronics Corporation.
          4 - Amended and Restated Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C. dated as of September 3, 1998, incorporated by reference to the Company's Form 8-A/A filed September 18, 1998.
         11 -  Statement Re Computation of Per Share Earnings.
         27 -  Financial Data Schedule.
     (b)  Reports on Form 8-K:
          Not applicable.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KENT ELECTRONICS CORPORATION
                            -------------------------------------------
                                           (Registrant)



Date:     November 6, 1998            By:   /s/ Morrie K. Abramson
       ----------------------------       ---------------------------------
                                          Morrie K. Abramson
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date:     November 6, 1998            By:   /s/ Stephen J. Chapko
       ----------------------------       ---------------------------------
                                          Stephen J. Chapko
                                          Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary (Principal Financial
                                          Officer)



Date:     November 6, 1998           By:   /s/ David D. Johnson
       ----------------------------       ---------------------------------
                                          David D. Johnson
                                          Vice President, Corporate
                                          Controller (Principal Accounting
                                          Officer)

                                 EXHIBIT INDEX
                  Exhibit numbers are in accordance with the Exhibit Table in Item 601 of Regulation S-K



Exhibit No.               Exhibit Description                           Page No.
-----------        -----------------------------------------------      --------

    3              Amended and Restated Bylaws of Kent Electronics         --
                   Corporation.

    4              Amended and Restated Rights Agreement between
                   the Company and ChaseMellon Shareholder
                   Services, L.L.C. dated as of September 3, 1998, incorporated by reference to the Company's Form
                   8-A/A filed September 18, 1998.                         --

   11              Statement Re Computation of Per Share Earnings.         16


   27              Financial Data Schedule.                                --