Form 10-Q
period 1998-12-26
KENT ELECTRONICS CORP
filed 1999-02-05
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 1998

                   OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission file number  0-14643

                         KENT ELECTRONICS CORPORATION
             Exact name of registrant as specified in its charter)

                 Texas                                      74-1763541
--------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                 Identification No.)

     1111 Gillingham Lane, Sugar Land, Texas                   77478
-------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (281) 243-4000
---------------------------------------------------------------------------

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

     At February 1, 1999, 27,962,842 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         December 26,    March 28,
                                                             1998           1998
                                                         -------------   ----------
                                                          (Unaudited)
            ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $198,662 at December 26 and
       $174,325 at March 28)..........................       $202,211     $179,907
     Trading securities, net..........................            ---       29,946
     Accounts receivable, less allowance of $1,296
       at December 26 and $1,207 at March 28..........        107,958      106,132
     Inventories
       Materials and purchased products...............        113,282      112,964
       Work in process................................          5,886        2,128
                                                             --------     --------
                                                              119,168      115,092
     Other............................................         14,001        5,754
                                                             --------     --------
         Total current assets.........................        443,338      436,831

PROPERTY AND EQUIPMENT
     Land.............................................          8,168        8,761
     Buildings........................................         43,627       42,766
     Equipment, furniture and fixtures................        121,052      109,079
     Leasehold improvements...........................          2,664        2,657
                                                             --------     --------
                                                              175,511      163,263
     Less accumulated depreciation and amortization           (46,671)     (36,577)
                                                             --------     --------
                                                              128,840      126,686
DEFERRED INCOME TAXES.................................             18           93

OTHER ASSETS..........................................         12,965       12,193

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $3,204 at
     December 26 and $2,856 at March 28...............         15,559       15,907
                                                             --------     --------
                                                             $600,720     $591,710
                                                             ========     ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                          December 26,    March 28,
                                                              1998           1998
                                                          -------------   ----------
                                                           (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable..................................       $ 44,918     $ 49,178
     Accrued compensation..............................         11,323       11,193
     Other accrued liabilities.........................         12,952        7,032
     Income taxes......................................            ---        2,946
                                                              --------     --------
         Total current liabilities.....................         69,193       70,349

LONG-TERM DEBT.........................................        207,000      207,000

LONG-TERM LIABILITIES..................................          2,394        1,792

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued........            ---          ---
     Common stock, no par value; authorized
       60,000,000 shares; 28,012,842 shares issued
       and 27,962,842 shares outstanding at
       December 26 and 27,230,640 shares issued
       and 27,180,640 shares outstanding at March 28            65,131       55,457
     Additional paid-in capital........................        117,431      117,189
     Retained earnings.................................        140,548      140,900
                                                              --------     --------
                                                               323,110      313,546

     Less common stock in treasury - at cost,
       50,000 shares...................................           (977)        (977)
                                                              --------     --------
                                                               322,133      312,569
                                                              --------     --------
                                                              $600,720     $591,710
                                                              ========     ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - In thousands, except per share data)

                                                         Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                    -----------------------------     -----------------------------
                                                    December 26,     December 27,     December 26,     December 27,
                                                       1998             1997              1998            1997
                                                    -----------      ------------     -----------      ------------
Net sales.......................................     $ 155,424        $ 177,426        $ 459,981         $ 496,993
Cost of sales...................................       131,715          137,276          385,833           384,076
                                                     ----------       ---------        ---------         ---------
     Gross profit...............................        23,709           40,150           74,148           112,917

Selling, general and administrative expenses....        25,434           23,875           75,439            67,087
                                                     ----------       ---------        ---------         ---------
     Operating profit (loss)....................        (1,725)          16,275           (1,291)           45,830
Other income (expense)
     Interest expense...........................        (2,575)          (2,559)          (7,723)           (2,697)
     Other - net................................         2,754            3,032            8,432             3,987
                                                     ----------       ---------        ---------         ---------
       Earnings (loss) before income taxes......        (1,546)          16,748             (582)           47,120
Income taxes....................................          (607)           6,620             (230)           18,612
                                                     ----------       ---------        ---------         ---------
       NET EARNINGS (LOSS)......................     $    (939)       $  10,128        $    (352)        $  28,508
                                                     ==========       =========        =========         =========
Earnings (loss) per common share:
     Basic......................................     $     (.03)      $     .38        $    (.01)        $    1.08
                                                     ==========       =========        =========         =========
     Diluted....................................     $     (.03)      $     .36        $    (.01)        $    1.01
                                                     ==========       =========        =========         =========
Weighted average shares:
     Basic......................................         27,916          26,664           27,577            26,450
                                                     ==========       =========        =========         =========
     Diluted....................................         27,916          28,374           27,577            28,145
                                                     ==========       =========        =========         =========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                        Thirty-Nine Weeks Ended
                                                      ----------------------------
                                                      December 26,    December 27,
                                                          1998            1997
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings......................................        $  (352)       $ 28,508
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization...................         10,995           8,387
   Provision for losses on accounts receivable.....             89             295
   (Gain) loss on sale of property and equipment              (340)              4
   Stock option expense............................            242             360
   Loss on sale of trading securities..............            327              84
   Net sales (purchases) of trading securities.....         29,619         (30,000)
   Change in assets and liabilities
    Increase in accounts receivable................         (1,915)        (34,631)
    Increase in inventories........................         (4,076)        (15,764)
    Increase in other..............................         (8,247)           (692)
    Decrease in deferred income taxes..............             75              75
    Increase in other assets.......................           (772)         (7,193)
    Increase (decrease) in accounts payable........         (4,260)         19,233
    Increase in accrued compensation...............            130           2,397
    Increase in other accrued liabilities..........          5,920           3,694
    Decrease in income taxes.......................         (2,946)         (2,345)
    Increase in long-term liabilities..............            602             545
                                                           -------        --------
     Total adjustments.............................         25,443         (55,551)
                                                           -------        --------
     Net cash provided (used) by operating
      activities...................................         25,091         (27,043)

                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                          Thirty-Nine Weeks Ended
                                                        ----------------------------
                                                        December 26,    December 27,
                                                            1998            1997
                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...............................       $(14,948)       $(36,338)
  Proceeds from sale of property and equipment.......          2,487               5
                                                            --------        --------
    Net cash used by investing activities............        (12,461)        (36,333)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt.........................            ---         207,000
  Issuance of common stock...........................          4,148           4,707
  Tax effect of common stock issued upon exercise
   of employee stock options.........................          5,526           7,218
                                                            --------        --------
     Net cash provided by financing activities.......          9,674         218,925
                                                            --------        --------
NET INCREASE IN CASH.................................         22,304         155,549

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....        179,907          25,050
                                                            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........       $202,211        $180,599
                                                            ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for Interest.............       $  4,658        $    ---
 Income taxes........................................       $  5,308        $ 13,857

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

The consolidated balance sheet as of December 26, 1998, and the consolidated statements of earnings and cash flows for the thirteen and thirty-nine week periods ended December 26, 1998 and December 27, 1997, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended March 28, 1998, included in the Company's Form 10-K for that period.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 1.7 million for both the thirteen and thirty-nine week periods ended December 27, 1997 were used in the calculation of diluted earnings per common share. Incremental shares of 0.4 million and 0.5 million were not used in the calculation of diluted earnings per common share for the thirteen and thirty-nine week periods ended December 26, 1998, respectively, since the effect of their inclusion would be antidilutive. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004 because inclusion of such shares would be antidilutive.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the thirteen and thirty-nine week periods ended December 26, 1998 decreased $22.0 million, or 12.4%, and $37.0 million, or 7.4%, compared to the same periods a year ago. The decrease reflected a decline in orders in the Company's contract manufacturing division from computer and semiconductor capital equipment sectors. For the quarter, net sales increased $7.9 million, or 5.4% when compared to the second quarter ended September 26, 1998. The sequential increase resulted primarily from higher sales volume in the Company's contract manufacturing division than in the second quarter.

Gross profit decreased $16.4 million, or 40.9%, for the thirteen weeks and $38.8 million, or 34.3%, for the thirty-nine weeks compared to the corresponding periods a year ago. For the thirteen week period, gross profit as a percentage of sales declined to 15.3% compared to 22.6% in the corresponding period last year. For the thirty-nine week period, the gross profit percentage was 16.1%, down from 22.7% reported in the comparable period of the previous year. The decrease in gross profit was primarily due to plant and equipment under-utilization in the Company's contract manufacturing facilities, the ramp up of new contract manufacturing customers, product mix changes and continued pricing pressures. Gross profit increased $4.4 million, or 22.5%, from the quarter ended September 26, 1998. In addition, the gross profit percentage increased from 13.1% in the second fiscal quarter. The sequential increase was a result of increased plant and equipment utilization and improved operating efficiencies in the Company's contract manufacturing operations in the third quarter as compared to the second quarter.

Selling, general and administrative ("SG&A") expenses increased $1.6 million, or 6.5%, and $8.4 million, or 12.4%, for the thirteen and thirty-nine week periods, respectively, when compared to the same periods last year. As a percentage of sales, SG&A expenses increased to 16.4% from 13.5% in the thirteen week period and to 16.4% from 13.5% in the thirty-nine week period, compared to the corresponding periods a year ago. The increase in SG&A expenses was primarily due to costs associated with the ramp-up of new customers in the contract manufacturing division and expenses necessary to support the Company's existing operations. The Company continues to focus on cost containment and expense reduction initiatives, aligning the cost structure with current revenues that enable the Company to reduce the impact of current business conditions on profit margins. SG&A expenses as a percentage of sales declined from 17.2% in the quarter ended September 26, 1998. The sequential decrease as a percentage of sales was a result of the Company's cost containment efforts.

Interest expense for the thirty-nine week period ended December 26, 1998 increased $5.0 million when compared to the prior year period due to interest on the 4 1/2% Convertible Subordinated Notes due 2004 (the "Notes") issued in September and October 1997.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents and trading securities. The decrease in interest and dividend income for the thirteen week period compared to the corresponding period a year ago was primarily due to lower short-term interest rates. The increase in interest and dividend income for the thirty-nine week period resulted from investment of the net proceeds from the Notes.

The Company reported a net loss $0.9 million for the thirteen week period ended December 26, 1998, compared to net earnings of $10.1 million in the corresponding period a year ago. For the thirty-nine week period, the net loss was $0.4 million compared to net earnings of $28.5 million last year. The decrease in net earnings for both the thirteen and thirty-nine week periods was primarily due to the decrease in net sales and the decrease in the gross profit percentage combined with an increase in SG&A expenses.

Liquidity and Capital Resources

Working capital at December 26, 1998 was $374.1 million, an increase of $7.7 million, or 2.1%, since March 28, 1998. The increase was primarily due to growth in other current assets that resulted from an income tax receivable.

Included in the Company's working capital at December 26, 1998 are investments of $198.7 million, a decrease of $5.6 million since March 28, 1998. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At December 26, 1998, funds were invested in institutional money market funds, which are compatible with the Company's stated investment strategy.

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

Year 2000 Statement

The Year 2000 Issue results from computer hardware and software systems that were not designed to distinguish between centuries and may not accommodate some or all dates beyond the year 1999. Therefore, computer hardware and software systems will need to be modified prior to the year 2000 in order to remain functional.

State of Readiness and Costs to Address Year 2000 Issues:

The Company has substantially completed a comprehensive inventory of its systems, equipment and facilities. The Company's business information technology (IT) systems include business applications, computing hardware and software and related networking equipment and software. Non-IT systems are primarily embedded technology such as microcontrollers, used in its facilities and the manufacture or distribution of the Company's products. As a result of the Company's strategic migration to new application systems that began in 1995, substantially all of the Company's IT systems use hardware and software platforms that the vendors have represented to be Year 2000 compliant. In addition, the majority of the Company's non-IT systems are Year 2000 compliant. In general, the Company expects to resolve any remaining Year 2000 Issues through planned upgrades or replacements of its IT and non-IT systems, equipment and facilities that have been deemed to be critical to the business operations. The Company is primarily using internal resources to remediate or upgrade and test these systems for Year 2000 compliance. Based on the information currently available, the Company estimates that the costs of planned upgrades or replacements of facility and equipment systems will not exceed $500 thousand. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers, customers or third parties. In addition, the Company is monitoring Year 2000 compliance efforts of suppliers, service providers and other entities with which it has a business relationship. Until the assessments of these third parties are complete, the Company cannot state with certainty whether it has, or will have, significant Year 2000 Issues. Furthermore, as the Company is relying, in large measure, on statements made by such third parties in order to prepare those assessments, the lack of responsiveness or accuracy in such statements could materially affect those assessments. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant.

Risks of Year 2000 Issues and Contingency Plans:

While the Company believes its efforts to address the Year 2000 Issues will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that a most reasonably likely worst case Year 2000 scenario would be the failure of a third party or a component of the infrastructure, including national banking systems, electrical power, transportation facilities, communication systems and governmental activities to conduct their respective operations after 1999 such that the Company's ability to obtain, manufacture and distribute its products and services would be limited for a period of time. If this were to occur, it would likely cause temporary financial losses and inability to provide products and services to customers. The Company continues to assess the Year 2000 Issues relating to its physical plant and equipment, products, suppliers and customers. The Company is starting its contingency planning for critical operational areas that might be affected by the Year 2000 Issues if compliance by the Company is delayed and/or if third parties with which the Company has a business relationship fail to achieve Year 2000 compliance. In certain cases, especially third party infrastructure failures, there may be no practical alternative course of action available to the Company.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          10.1 - Amendment No. 2 to Employment Agreement between Kent Electronics Corporation, Morrie K. Abramson and Rolaine S. Abramson dated November 10, 1998.
          10.2 - Severance Agreement between Kent Electronics Corporation and Terrence M. Hunt dated November 10, 1998.
          10.3 - Severance Agreement between Kent Electronics Corporation and Larry D. Olson dated November 10, 1998.
          10.4 - Severance Agreement between Kent Electronics Corporation and Frank M. Billone dated November 11, 1998.
          10.5 - Severance Agreement between Kent Electronics Corporation and Stephen J. Chapko dated November 11, 1998.
          10.6 - Severance Agreement between Kent Electronics Corporation and Richard J. Hightower dated November 11, 1998.
          10.7 - Severance Agreement between Kent Electronics Corporation and Mark A. Zerbe dated November 11, 1998.
          11   - Statement re computation of per share earnings.
          27   - Financial Data Schedule

     (b)  Reports on Form 8-K:

          Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KENT ELECTRONICS CORPORATION
                                      ---------------------------------
                                      (Registrant)


Date:   February 5, 1999             By:   /s/ Morrie K. Abramson
      -----------------------------       --------------------------------
                                          Morrie K. Abramson
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:   February 5, 1999             By:   /s/ Stephen J. Chapko
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


Date:   February 5, 1999            By:   /s/ David D. Johnson
      ----------------------------       ---------------------------------
                                          David D. Johnson
                                          Vice President, Corporate
                                          Controller (Principal Accounting
                                          Officer)

                                 EXHIBIT INDEX

                  Exhibit numbers are in accordance with the Exhibit Table in Item 601 of Regulation S-K


Exhibit No.                                          Exhibit Description                                 Sequential Page No.
-----------                                        ----------------------                                -------------------
   10.1                Amendment No. 2 to Employment Agreement between Kent Electronics Corporation,                  --
                       Morrie K. Abramson and Rolaine S. Abramson dated November 10, 1998.

   10.2                Severance Agreement between Kent Electronics Corporation and Terrence M. Hunt                  --
                       dated November 10, 1998.

   10.3                Severance Agreement between Kent Electronics Corporation and Larry D. Olson                    --
                       dated November 10, 1998.

   10.4                Severance Agreement between Kent Electronics Corporation and Frank M. Billone                  --
                       dated November 11, 1998.

   10.5                Severance Agreement between Kent Electronics Corporation and Stephen J. Chapko                 --
                       dated November 11, 1998.

   10.6                Severance Agreement between Kent Electronics Corporation and Richard J.                        --
                       Hightower dated November 11, 1998.

   10.7                Severance Agreement between Kent Electronics Corporation and Mark A. Zerbe                     --
                       dated November 11, 1998.

   11                  Statement re computation of per share                                                          16
                       earnings

   27                  Financial Data Schedule                                                                        --
