Form 10-K405
period 1999-04-03
KENT ELECTRONICS CORP
filed 1999-06-23
CIK 793024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended April 3, 1999

                                        or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 18, 1999 was approximately $421,521,728.

     As of June 18, 1999, there were outstanding 27,982,558 shares of Common Stock, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 1999 Annual Meeting of Shareholders of the Registrant (Sections entitled "Kent Common Stock Beneficially Owned by Directors, Officers and Five Percent Shareholders" and "Proposal 1 - Election of Directors") is incorporated by reference in Part III of this Report.

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

ITEM 1. BUSINESS

THE COMPANY

     Kent Electronics Corporation (the "Company") is a national specialty distributor of electronic products, a network integrator and a vertically integrated contract manufacturer of electronic products. The Company has strategically aligned its operations into four complementary business units that seek to develop competitive advantages within targeted markets.

 .    Kent Components distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic products. The division also provides value-added services such as cable assembly, fan assembly, taping and reeling, and component modification as well as a variety of materials management services.

 .    Kent Datacomm offers a full range of end-to-end network solutions.  The division's areas of expertise includes video to desktop, network security, wireless, network management and voice over data applications. Among the voice and data communication products it offers are network interface cards, switches, hubs, routers, modems, connectivity devices, fiber optics and copper cabling. Kent Datacomm's expanded professional services include network design, product configuration, remote network monitoring and troubleshooting, maintenance programs, and 7-day-a-week, 24-hour-a-day technical support.

 .    Futronix Systems is a redistributor of specialty wire and cable to electrical distributors nationwide. Futronix Systems provides just-in-time availability of the exact quantities of specialty wire and cable products as well as limited quantities of complementary products.

 .    K*TEC is a full-service vertically integrated contract manufacturer whose capabilities include electronic interconnect assemblies, printed circuit board assemblies, sheet metal fabrication, powder painting, plastic injection molding, specially fabricated battery power packs, other subassemblies that are built to customers' specifications and final system integration (box build).

The Company focuses on providing its customers a continuum of products and services that emphasizes technology-based materials management and manufacturing solutions. To successfully execute its strategy, during the three fiscal years ended April 3, 1999, the Company invested approximately $117 million in capital expenditures. These expenditures were primarily for information systems, equipment and construction of the Company's state-of-the-art 220,000 square foot distribution facility that is scheduled for completion in summer 1999 and the adjacent state-of-the-art K*TEC facility in Sugar Land, Texas completed in spring 1997, consisting of approximately 420,000 square feet for manufacturing and warehousing operations.

INDUSTRY OVERVIEW

     Outsourcing is a rapidly growing trend in many industry sectors in the United States as companies seek to reduce costs and improve operating efficiencies. Electronics original equipment manufacturers ("OEMs") are increasingly outsourcing materials management and manufacturing operations, ranging from inventory management to complete box build combined with distribution to the end customer. Manufacturers of electronic products are responding to this trend by utilizing technology-based materials management and logistical solutions provided by distributors. In addition, the Company believes that there is an emerging trend of OEMs to align with contract manufacturers who have distribution capabilities and expertise. Because of its experience in both distribution and manufacturing, the Company is particularly well-positioned to capitalize on these trends. The Company expects networking customers, including corporations, educational institutions and governmental agencies, to rely increasingly on value-added resources to design, deliver, install, fine-tune and maintain complex systems. The growth in electronic commerce and the Internet will continue to present opportunities to provide network integration services. The potential benefits from outsourcing materials management, manufacturing operations and network integration services include:

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

          ACCESS TO LEADING NETWORK INTEGRATION SERVICES. Corporations and educational and governmental institutions are faced with the challenge of developing and maintaining complex network systems to harness the potential of electronic commerce and the Internet. Networking customers are motivated to work with a network integrator in order to gain access to a selection of products and expertise in design, installation, monitoring and technical support.

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

          CAPITALIZING ON NETWORK TECHNOLOGY PROLIFERATION. The Company expects large networking customers to rely increasingly on value-added resources to install, fine-tune and maintain complex systems. In response to these customer needs, the Company has expanded its professional services, including network design, product configuration, remote network monitoring and troubleshooting, maintenance programs and technical support, and in April 1999 acquired SabreData, Inc., a network integration company. Professional services are a source of incremental revenues, as well as a means of solidifying relationships with customers and suppliers.

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

          FOCUSING ON CUSTOMER SERVICE. The Company continues to emphasize customer service as a competitive advantage. The Company's technology-based materials management services enable the Company to offer value-added solutions to its customers. Customers of Kent Components may review the status of their orders in an on-line, real-time environment through an Internet connection. Similarly, K*TEC customers have Internet access to K*TEC's intranet in order to monitor printed circuit board production quality, board and box build assembly methods and product throughput in a real-time environment. Each customer's Internet site is secured and tailored for the customer's unique needs. The Company believes that through these and other customer service innovations it will continue to strengthen and develop customer relationships.

DISTRIBUTION

     KENT COMPONENTS. Kent Components focuses primarily on providing its industrial and OEM customers with rapid and reliable deliveries of interconnect, passive and electromechanical products as well as a wide variety of materials management services. The division also provides value-added services such as cable assembly, fan assembly, taping and reeling, and component modification. Kent Components utilizes a computerized inventory control system to assist in the marketing of its products and to coordinate purchases from suppliers with sales to customers. Customers of Kent Components may review the status of their orders in an on-line, real-time environment through an Internet connection. The division's computer system provides detailed on-line information regarding the availability of the Company's entire stock of inventory located at its stocking facilities as well as on-line access to the inventories of most of the Company's major suppliers. Through its integrated real-time information system, the Company can readily track customers' orders through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. Kent Components is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. Kent Components serves numerous markets, including the computer, instrumentation, medical, networking systems and telecommunications markets.

     KENT DATACOMM. Kent Datacomm offers a full range of end-to-end network solutions. The division's areas of expertise includes video to the desktop, network security, wireless, network management and voice over data applications. Among the voice and data communication products it offers are network interface cards, switches, hubs, routers, modems, connectivity devices, fiber optics and copper cabling. Kent Datacomm's expanded professional services include network design, product configuration, remote network monitoring and troubleshooting, maintenance programs, and 7-day-a-week, 24-hour-a-day technical support.
Through a focused sales effort, the Company believes it is able to participate directly in the large and rapidly growing market for connection devices, reflecting the increasing use of microcomputers in LANs and WANs and the continued growth in networking and cabling needs of minicomputer and mainframe users. Kent Datacomm serves numerous industries, including the aerospace, airline, education, financial, food, government, manufacturing and medical industries.

     FUTRONIX SYSTEMS. Futronix Systems is a redistributor of specialty wire and cable, serving more than 3,000 electrical distributors throughout the United
States.   Futronix Systems seeks to serve as an efficient single source of supply and as the distributor of choice for electrical distributors by maintaining for immediate delivery large quantities of over 10,000 specialty wire and cable products purchased from more than 50 manufacturers worldwide, as well as limited quantities of complementary products. As a redistributor, Futronix Systems enables electrical distributors to purchase exact quantities, gain immediate access to products, obtain a wider variety of products and lower overall materials acquisition costs. The products of Futronix Systems typically are used in industrial applications, including computer systems, factory automation, "intelligent" buildings and telecommunication systems. Futronix Systems generally does not sell commodity wire and cable, such as that used in commercial and residential construction.

CONTRACT MANUFACTURING

     K*TEC provides vertically integrated electronic manufacturing products and services, including printed circuit board assembly and test, electronic interconnect assemblies, specially fabricated battery power packs, subassemblies, sheet metal fabrication and powder paint, plastic injection molding and box build. The Company has developed innovative material requirements planning relationships with a select group of OEMs in the data processing, energy, medical instrumentation, networking, semiconductor capital equipment and telecommunications industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. K*TEC support teams work closely with K*TEC's customers through all stages of product planning and production to apply advanced design and production technology. K*TEC's computer systems have a computer aided design capability that allows its engineers to be on-line with an OEM's engineers when developing and changing product designs. In addition, K*TEC customers have Internet access to K*TEC's intranet in order to monitor printed circuit board production quality, board and box build assembly methods and product throughput in a real-time environment. Each customer's Internet site is secured and tailored for the customer's unique needs.

     K*TEC's quality control standards provide another means of serving the needs of the Company's customers, since OEMs rely on suppliers to assure quality control for subassemblies rather than providing such quality control themselves. The Company believes that K*TEC's adherence to strict quality control standards and investment in state-of-the-art production facilities and equipment have attracted and retained important customers who have established extremely rigid product quality standards. K*TEC further complements its offering by providing full logistics support which allows the final assembly to be shipped directly to the customer's end customer. This supply chain management ability differentiates K*TEC as a resource in enhancing customers' cost-efficiency and time-to-market.

SALES AND MARKETING

     Each of the Company's business units maintains its own direct sales force. At April 3, 1999, the Company employed approximately 325 sales representatives operating out of sales offices in 31 cities in 23 states. The Company's sales representatives undergo continuous training and attend classes in order to enhance both their technical expertise and sales techniques. Sales associates are compensated primarily on a commission basis. In the marketing of its products, the Company supplements the efforts of its direct sales force with direct mailings of brochures and catalogs as well as advertisements in trade journals. The Company concentrates its efforts in certain targeted markets in which it only distributes the products of a select group of leading suppliers. This facilitates sales personnel specialization within related product groupings, and permits sales representatives to develop a high degree of technical expertise.

COMPETITION

     The Company faces intense competition from a large number of distributors, suppliers and domestic and foreign manufacturers, some of which are larger, have greater financial resources and broader name recognition, and may, in some instances, have lower costs than the Company. According to industry publications, the Company was the ninth largest electronics distributor in the United States based on total 1998 calendar year sales. Industry publications estimate that thirteen distributors each had 1998 calendar year North American sales in excess of $400 million.

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

BACKLOG

     The Company's backlog (consisting of orders the Company believes to be firm) is based upon its internal tracking system, including verbal orders from customers, as well as written purchase orders, all of which may be modified, rescheduled or canceled without penalty. Historically, the Company's backlog figures have provided an indication of future sales in the short term, but traditional backlog has become a less meaningful indicator of future sales for the Company. In recent years, since the Company's business has been increasingly conducted through "just-in-time" and other materials management programs, the Company is required to provide materials in accordance with continually changing forecasts. The Company's estimated backlog, exclusive of "just-in-time" and other materials management programs and forecasts, was approximately $73 million as of April 3, 1999 and $60 million as of March 28, 1998.

EMPLOYEES

     At April 3, 1999, the Company employed approximately 1,830 persons, all on a full time basis. The Company's employees are not subject to any collective bargaining agreement. In addition to its employees, the Company uses other workers on a contract basis, as its needs require.

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

ITEM 2. PROPERTIES

     In October 1997, the Company moved its headquarters to its K*TEC facility located in Sugar Land, Texas. The Company's K*TEC facility was completed in spring 1997 and consists of approximately 420,000 square feet for manufacturing and warehousing operations and approximately 70,000 square feet for office purposes. In addition, the Company expects to complete in summer 1999 its new Sugar Land distribution facility which consists of approximately 220,000 square feet. The Company's facilities in Sugar Land are located on a 96 acre parcel of land.

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

     The following table summarizes the principal properties leased by the
Company:

                                      APPROXIMATE      LEASE
LOCATION                             SQUARE FOOTAGE   EXPIRES
--------                             --------------   -------

Charlotte, North Carolina                 32,000       1999
Exton, Pennsylvania                       25,000       2001
Farmers Branch, Texas                     30,000       1999
Houston, Texas                           151,000       2003
Lombard, Illinois                         24,000       2002
Milpitas, California                      40,000       2000
Norcross, Georgia                         26,000       2002
Richardson, Texas                         34,000       1999
Santa Fe Springs, California              22,000       2001
Schaumburg, Illinois                      20,000       2002
St. Paul, Minnesota                       22,000       2000
Tampa, Florida                            30,000       1999

     As of April 3, 1999, the Company's other facilities, located in Austin, Texas; Baton Rouge, Louisiana; Beaverton, Oregon; Cedar Rapids, Iowa; Columbia, Maryland; Columbus, Ohio; Denver, Colorado; Englewood, Colorado; Fountain Valley, California; Houston, Texas; Huntsville, Alabama; Indianapolis, Indiana; Kent, Washington; Livermore, California; Lowell, Massachusetts; Mt. Laurel, New Jersey; New York, New York; Oneida, New York; Orlando, Florida; Overland Park, Kansas; Pine Brook, New Jersey; Redmond, Washington; Richardson, Texas; Salem, New Hampshire; San Diego, California; San Jose, California; Tempe, Arizona; Wallingford, Connecticut; and Warrensville Heights, Ohio occupied an aggregate of approximately 226,000 square feet subject to leases expiring at various times through the year 2003. Most of these leases are subject to renewal at the option of the Company for a term at least equal to the initial term, but at a newly determined rental rate.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK PRICE RANGE

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "KNT." The following table presents the high and low closing prices for the Company's Common Stock for each fiscal quarter of the Company's fiscal years ended 1998 and 1999 and for a portion of the Company's current quarter, as reported by the New York Stock Exchange.

FISCAL YEAR 1998                        HIGH                 LOW
----------------                       ------               -----
First Quarter                          $36.44               $22.13
Second Quarter                          41.06                35.94
Third Quarter                           41.44                20.00
Fourth Quarter                          28.13                20.50

FISCAL YEAR 1999
----------------
First Quarter                          $23.81               $17.88
Second Quarter                          18.69                 8.00
Third Quarter                           17.88                 7.81
Fourth Quarter                          13.75                 8.31

FISCAL YEAR 2000
----------------
First Quarter (through June 18)        $16.13               $ 9.13

      On May 13, 1999, there were 1,341 holders of record of the Company's Common Stock.


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

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended April 3, 1999. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

                                                                                Fiscal Years Ended
                                               ------------------------------------------------------------------------------
                                                 April 3,       March 28,        March 29,        March 30,         April 1,
                                                   1999            1998           1997(1)            1996             1995
                                               ------------    ------------     ------------     ------------     ------------
                                                                (In thousands, except per share data and ratio)
Statement of Earnings Data:
  Net sales                                       $637,064        $659,400         $516,757         $425,810         $279,676
  Cost of sales                                    536,519         512,147          396,054          313,643          206,935
                                                  --------        --------         --------         --------         --------
        Gross profit                               100,545         147,253          120,703          112,167           72,741
  Selling, general and
        administrative expenses                    100,992          90,854           73,607           66,106           50,028
  Merger and integration costs                          --              --            5,500               --               --
                                                  --------        --------         --------         --------         --------
        Operating profit (loss)                       (447)         56,399           41,596           46,061           22,713
  Other income (expense):
         Interest expense                          (10,495)         (5,272)          (1,192)            (898)            (340)
         Other - net (principally interest
             and dividend income)                   11,236           7,040            4,696            3,932            1,138
                                                  --------        --------         --------         --------         --------
             Earnings before income  taxes             294          58,167           45,100           49,095           23,511
  Income taxes                                         112          22,741           17,479           19,303            8,910
                                                  --------        --------         --------         --------         --------
             Net earnings                         $    182        $ 35,426         $ 27,621         $ 29,792         $ 14,601
                                                  ========        ========         ========         ========         ========
  Earnings per common share:
         Basic                                       $0.01           $1.33            $1.08            $1.28            $0.71
                                                  ========        ========         ========         ========         ========
         Diluted                                     $0.01           $1.26            $1.00            $1.21            $0.68
                                                  ========        ========         ========         ========         ========
  Weighted average shares:
         Basic                                      27,674          26,598           25,580           23,192           20,628
                                                  ========        ========         ========         ========         ========
         Diluted                                    28,099          28,097           27,580           24,722           21,488
                                                  ========        ========         ========         ========         ========
  Ratio of earnings to fixed charges(2)               1.0x            9.8x            20.1x            27.4x            22.7x

                                                    April 3,       March 28,          March 29,       March 30,        April 1,
                                                      1999            1998             1997             1996             1995
                                                   --------        --------         --------         --------         --------
                                                                                 (In thousands)
Balance Sheet Data:
  Working capital                                 $385,778        $366,482         $150,884         $172,758         $ 71,817
  Total assets                                     604,641         591,710          325,594          305,174          148,276
  Long-term debt, less current maturities          207,000         207,000               --            1,258            1,269
  Mandatorily redeemable preferred stock                --              --               --            2,200            2,200
  Stockholders' equity                             321,169         312,569          262,367          230,968          112,224

-----------------------

(1) Includes non-recurring merger and integration charges of $5.5 million ($3.4 million, net of taxes, or $0.13 (basic) and $0.12 (diluted) per share). Exclusive of such charges, fiscal 1997 net earnings were $31.0 million, or $1.21 (basic) and $1.12 (diluted) per share, and the ratio of earnings to fixed charges was 22.4x.

(2) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of earnings before income taxes plus fixed charges. "Fixed charges" consist of interest expense, amortization of deferred financing costs and that portion of rental expense deemed representative of the interest factor.


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


                                                                     Fiscal Years Ended
                                                   -------------------------------------------------------
                                                     April 3,             March 28,            March 29,
                                                       1999                  1998                 1997
                                                   -------------         ------------         ------------
Distribution(a)                                            71.5%                63.4%                65.6%
Manufacturing                                              28.5                 36.6                 34.4
                                                          -----                -----                -----
Net sales                                                 100.0                100.0                100.0
Cost of sales                                              84.2                 77.7                 76.6
                                                          -----                -----                -----
     Gross profit                                          15.8                 22.3                 23.4
Selling, general and administrative expenses               15.9                 13.8                 14.2
Merger and integration costs                                0.0                  0.0                  1.1
                                                          -----                -----                -----
     Operating profit (loss)                               (0.1)                 8.5                  8.0
Other income (expense)
     Interest expense                                      (1.6)                (0.8)                (0.2)
     Other - net (principally interest and
        dividend income)                                    1.8                  1.1                  0.9
                                                          -----                -----                -----
         Earnings before income taxes                       0.0                  8.8                  8.7
Income taxes                                                0.0                  3.4                  3.4
                                                          -----                -----                -----
         Net earnings                                       0.0%                 5.4%                 5.3%
                                                          =====                =====                =====

(a) The principal products the Company distributes consist of connectors, receptacles and sockets, which collectively accounted for approximately 12%, 16% and 17% of the Company's total sales in its fiscal years ended in 1999, 1998 and 1997, respectively, other electronic connecting components, such as cable and wiring products, which accounted for approximately 16%, 17% and 18% of the Company's total sales in such years and networking equipment which accounted for approximately 14%, 8% and 7% of the Company's total sales in such years. In addition, the Company distributes capacitors, resistors and electromechanical parts.

COMPARISON OF FISCAL 1999 WITH FISCAL 1998

     Net sales for the fiscal year ended April 3, 1999 decreased $22.3 million, or 3.4%, to $637.1 million. Sales from the Company's distribution businesses, which represented 71.5% of net sales, increased 8.9% while contract manufacturing sales decreased $59.7 million or 24.8%. The distribution sales increase reflected internal growth primarily from increased demand for networking products and services, wire and cable from existing customers and an expanded customer base. The distribution sales increase was slightly offset by lower sales of interconnect, passive and electromechanical products compared to the prior year. The contract manufacturing sales decrease primarily resulted from a decline in sales to manufacturers of PCs and computers, as well as semiconductor capital equipment, partially offset by increased sales to customers in the network systems industry.

     Gross profit decreased $46.7 million, or 31.7%, compared to the prior year. Gross profit as a percentage of sales decreased to 15.8% in fiscal 1999 from 22.3% in fiscal 1998. The decrease in gross profit was primarily due to decreased sales combined with a decrease in the gross profit percentage. The decrease in the gross profit percentage was due to plant and equipment under-utilization in the Company's contract manufacturing facilities, the ramp up of new contract manufacturing customers, product mix changes and continued pricing pressures.

     Selling, general and administrative ("SG&A") expenses increased $10.1 million, or 11.2%, when compared to the prior fiscal year. As a percentage of sales, SG&A expenses increased to 15.9% from 13.8% in the preceding year. The increase as a percentage of sales was primarily due to costs associated with the ramp up of new customers in the contract manufacturing division, expansion of network services and expenses necessary to support the Company's existing operations. The Company continues to focus on cost containment and expense reduction initiatives, aligning the cost structure with current revenues that enable the Company to reduce the impact of current business on profit margins.

     Interest expense increased $5.2 million due to a full year of interest in fiscal 1999 on the 4.5% Convertible Subordinated Notes due 2004 (the "Notes") issued in September and October 1997.

     Other-net consists principally of interest and dividend income generated by cash and cash equivalents and trading securities. The increase in interest and dividend income resulted from a full year of investment of the net proceeds from the Notes, partially offset by a decline in short-term interest rates.

     Net earnings for fiscal 1999 were $0.2 million compared to $35.4 million for fiscal 1998. The reduction of net earnings was primarily due to the lower profit associated with the decrease in sales volume combined with the decrease in the gross profit percentage and higher SG&A expenses.

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

     Exclusive of non-recurring merger and integration charges associated with the acquisition of Futronix and Wire & Cable in fiscal 1997, SG&A expenses increased $17.2 million, or 23.4%, when compared to the prior fiscal year. However, as a percentage of sales, SG&A expenses declined to 13.8% from 14.2% in the preceding year. The decline as a percentage of sales reflects the Company's continued focus on cost containment to reduce such expenses as a percentage of sales. The increase in expenses was primarily due to the expenses necessary to support the growth in the Company's existing operations.

     Interest expense increased $4.1 million due to interest on the Notes, partially offset by the retirement of all the outstanding debt of Futronix and Wire & Cable in the fourth quarter of fiscal 1997.

     Other-net consists principally of interest and dividend income generated by cash and cash equivalents and trading securities. The increase in interest and dividend income resulted from investment of the net proceeds from the Notes.

     Net earnings for fiscal 1998 were $35.4 million compared to $27.6 million for fiscal 1997. Net earnings for fiscal 1997 included merger and integration charges of $5.5 million, pre-tax ($3.4 million, after-tax). Excluding these charges, net earnings increased $4.4 million, or 14.3%. The improved profitability was primarily due to the incremental profit associated with the increase in sales volume, partially offset by the decrease in the gross profit percentage, combined with the Company's continued focus on cost containment.

LIQUIDITY AND CAPITAL RESOURCES

     At April 3, 1999, working capital was $385.8 million, an increase of $19.3 million, or 5.3%, since March 28, 1998. The increase was primarily due to growth in inventories in relation to current and future sales levels and an increase in other current assets that resulted from an income tax receivable.

     Included in the Company's working capital at April 3, 1999 are investments of $206.9 million, an increase of $2.6 million since March 28, 1998. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At April 3, 1999, funds were invested primarily in institutional money market funds and a reverse repurchase agreement. These investments are compatible with the Company's stated investment strategy.

     On April 5, 1999, the Company acquired all the outstanding common stock of SabreData, Inc. for a cash purchase price of $31.0 million plus the assumption of approximately $2.2 million of interest bearing obligations which were subsequently retired.

     On June 3, 1999, the Company acquired certain assets and assumed liabilities of Advacom, Inc., for a cash purchase price of $33.0 million plus the assumption of approximately $21.8 million of interest bearing obligations which were retired on the day of closing.

     The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements.

YEAR 2000 STATEMENT

     The Year 2000 Issue results from computer hardware and software systems that were not designed to distinguish between centuries and may not accommodate some or all dates beyond the year 1999. Therefore, computer hardware and software systems will need to be modified prior to the year 2000 in order to remain functional.

     The Company has substantially completed a comprehensive inventory of its critical systems, equipment and facilities. The Company's business Information Technology (IT) systems include business applications, computing hardware and software and related networking equipment and software. Non-IT systems are primarily embedded technology such as microcontrollers, used in its facilities and the manufacture or distribution of the Company's products. As part of its inventory process, the Company categorized each of its IT and non-IT systems as critical, medium, or low priority, based upon the potential impact to the Company of the failure of such a system to be ready for the year 2000. As a result of the Company's strategic migration to new application systems that began in 1995, substantially all of the Company's IT systems use hardware and software platforms that the vendors have represented to be Year 2000 compliant. In addition, vendors have represented that the majority of the Company's non-IT systems are Year 2000 compliant. Nonetheless, for hardware or software which the Company had categorized as being critical, the Company conducted testing to verify the vendors' representations. Testing of the Company's IT and non-IT systems that the Company categorized as critical is substantially completed, and approximately three-fourths of the systems categorized as medium in priority have also been tested. Many low priority systems will not be tested, as they are either slated for replacement, or their failure would not have a material impact on the Company. As a consequence, all testing of the Company's IT and non-IT systems is expected to be substantially completed by June 1999. In general, the Company expects to resolve any remaining Year 2000 Issues through planned upgrades or the replacement of its IT and non-IT systems, equipment and facilities that the Company categorized as critical or medium in priority. While the total costs of the Company's Year 2000 project is still being evaluated, the Company estimates that the costs to be incurred in 1999 and 2000 associated with assessing, remediating and testing its IT and non-IT systems will not exceed $0.5 million. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers, customers or third parties. It is possible that the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     One component of the Company's Year 2000 program is to monitor the Year 2000 readiness efforts of suppliers, service providers and other entities with which the Company has a business relationship. These assessments of third parties are nearing completion. Although the Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations or cash flows, because the Company is relying, in large measure, on statements made by such third parties in order to prepare its assessment of third parties and its estimates of costs, the lack of responsiveness or accuracy in such third-party statements could materially affect the assessments and the costs of the Company's Year 2000 project. As a result, the Company cannot predict the potential consequences if third parties or their products are not Year 2000 compliant.

     While the Company believes its efforts to address the Year 2000 Issues will be successful in avoiding any material adverse effect on the Company's operations or financial condition, the most reasonably likely worst case Year 2000 scenario would be the failure of a group of third-party suppliers to conduct their respective operations after 1999 such that the Company's ability to maintain, manufacture and distribute its products and services would be limited for some indeterminate period of time. In addition to the suppliers of products that the Company distributes, the Company relies on third-party suppliers of transportation services, including express delivery services, both in obtaining products for assembly and manufacturing, and in distributing its products after receiving an order from a customer. If there were a widespread failure in the ability of such transportation enterprises to be able to provide services, it would likely cause temporary financial losses and an inability of the Company to provide products and services to its customers. Furthermore, some of the products distributed by the Company are available only from a single source (due to product branding) or from a limited group of suppliers (due to technical specifications). Consequently, the failure of such suppliers to be fully prepared for the Year 2000 advent could disrupt the Company's ability to meet customer expectations.

          Throughout 1999 and the early part of the year 2000, the Company will continue to assess its Year 2000 issues related to its physical plant and equipment, products, suppliers, and customers. As a part of that assessment, the Company is engaged in a contingency planning process integral to its Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes, and then establishing a plan of action that the Company may pursue to keep such processes operational in the event that third parties suffer Year 2000 disruptions. The Company will continue to monitor the efforts of third parties and public infrastructure to prepare for the Year 2000, and may modify and adjust its contingency plan throughout the year as additional information becomes available. In certain cases, especially the failure of national infrastructure, there may be no practical alternative course of action available to the Company.

          The above disclosure is a "Year 2000 Readiness Disclosure" made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act of 1998, Pub. L. No. 105-271, 112 Stat. 2386, signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act. To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or any affiliate's -- equity or debt securities, this disclosure is made for the sole purpose of communicating or disclosing information aimed at correcting, helping to correct and/or avoid Year 2000 failures.

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

          DOWNWARD PRESSURE ON MARGINS.    In recent quarters, the Company has
experienced downward pressure on its gross profit margin primarily due to a lower percentage of certain high margin sales within its contract manufacturing business. The Company anticipates that this downward pressure will be offset during fiscal 2000 by improving facility utilization rates, and as a result, the Company expects that its contract manufacturing gross profit margin will significantly improve during fiscal 2000, although there can be no assurance that this will be the case.

          CYCLES IN THE ELECTRONICS INDUSTRY; GENERAL ECONOMIC CONDITIONS. The Company's business depends on sustained demand for the products it distributes and manufactures. Although the Company has historically enjoyed high rates of growth in sales, the electronics industry was in a downturn during fiscal 1999, and there can be no assurance that the Company's growth rates will return to rates comparable to the Company's historical levels. In addition, the Company's business is subject to general business, economic, market, financial and industry conditions. For example, certain customers of the Company sell and distribute their products in Asia and have seen the demand for their products decline substantially during the economic downturn in Asia, which had an adverse effect on the Company in fiscal 1999. A continued downturn in the Asian market or a downturn in the electronics industry in general could have a material adverse effect on the Company's business, results of operations and financial condition, especially if a downturn occurred in the Company's distribution and manufacturing businesses simultaneously.

          DEPENDENCE ON K*TEC CUSTOMERS; UNCERTAINTY OF INCREASING CONTRACT MANUFACTURING SALES. For many years K*TEC has strategically developed long-term relationships with a select group of OEMs resulting in a concentrated customer base. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of K*TEC's sales in the future. The loss of, or a significant decline in orders from, one or more of K*TEC's key customers could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company has increased substantially its contract manufacturing capacity in recent years. There can be no assurance, however, that the Company will be able to secure the new OEM relationships that will be essential to utilizing this capacity and achieving significant sales growth in the Company's contract manufacturing business.

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

          RISKS ASSOCIATED WITH ACQUISITIONS. The Company will continue to evaluate opportunities to acquire complementary businesses, assets or technologies, and the Company expects to pursue acquisitions that it believes will enhance its position as a national distributor, network integrator and contract manufacturer of electronic products. There can be no assurance, however, that the Company will be able to identify and acquire complementary businesses, assets or technologies. Among other things, the Company may not be able to identify acquisition candidates in desirable geographic or product markets on terms that are satisfactory to the Company. Moreover, acquisitions require the expenditure of large amounts of capital, and the Company's competitors for acquisitions may have significantly greater financial resources than the Company. Therefore, to finance acquisitions, the Company may have to raise additional funds through either public or private financings.

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

     DEPENDENCE ON SIGNIFICANT SUPPLIERS. As is customary in the electronics distribution industry, the Company primarily operates under short-term contracts with its suppliers. In the Company's past experience, such contracts have typically been renewed from year to year. In the fiscal year ended April 3, 1999, the Company's purchases from AMP Incorporated and Belden Inc. represented approximately 13% and 11%, respectively, of the Company's total purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of such suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In the normal course of business, the Company could be exposed to market risk from changes in interest rates. The Company continually monitors exposure to market risk and, when appropriate, develops strategies to manage this risk. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates. Currently, the Company's interest rate risk, if any, relates to its 4 1/2% Convertible Subordinated Notes Due 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Kent Electronics Corporation

     We have audited the consolidated balance sheets of Kent Electronics Corporation and Subsidiaries as of April 3, 1999 and March 28, 1998, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended April 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Electronics Corporation and Subsidiaries as of April 3, 1999 and March 28, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 3, 1999, in conformity with generally accepted accounting principles.



                              GRANT THORNTON LLP

Houston, Texas
May 11, 1999

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        April 3, 1999 and March 28, 1998

                       (In thousands, except share data)

                     ASSETS                                                1999           1998
                    --------                                             ---------      ---------
CURRENT ASSETS
   Cash and cash equivalents (including temporary
    investments of $206,919 in 1999 and $174,325 in 1998)                $207,942       $179,907
   Trading securities, net                                                     --         29,946
   Accounts receivable, net                                               103,364        106,132
   Inventories
            Materials and purchased products                              118,535        112,964
            Work in process                                                 6,349          2,128
                                                                         --------       --------
                                                                          124,884        115,092
    Other                                                                  17,549          5,754
                                                                         --------       --------
            Total current assets                                          453,739        436,831

PROPERTY AND EQUIPMENT
   Land                                                                     8,168          8,761
   Buildings                                                               43,817         42,766
   Equipment, furniture and fixtures                                      124,194        109,079
   Leasehold improvements                                                   2,681          2,657
                                                                         --------       --------
                                                                          178,860        163,263
            Less accumulated depreciation and amortization                (50,496)       (36,577)
                                                                         --------       --------
                                                                          128,364        126,686

DEFERRED INCOME TAXES                                                          --             93
OTHER ASSETS                                                                7,095         12,193
COST IN EXCESS OF NET ASSETS ACQUIRED, less accumulated
 amortization of $3,320 in 1999 and $2,856 in 1998                         15,443         15,907
                                                                         --------       --------
                                                                         $604,641       $591,710
                                                                         ========       ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                           --------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                    $ 47,149       $ 49,178
     Accrued compensation                                                  13,862         11,193
     Other accrued liabilities                                              6,950          7,032
     Income taxes                                                              --          2,946
                                                                         --------       --------
          Total current liabilities                                        67,961         70,349

LONG-TERM DEBT, less current maturities                                   207,000        207,000
DEFERRED INCOME TAXES                                                       8,511             --
LONG-TERM LIABILITIES                                                          --          1,792
COMMITMENTS AND CONTINGENCIES                                                  --             --
STOCKHOLDERS' EQUITY
      Preferred stock, $1 par value per share;
        authorized 2,000,000 shares; none issued                               --             --
      Common stock, no par value; authorized 60,000,000 shares;
        28,013,375 shares issued and 27,963,375 shares outstanding in 1999 and 27,230,640 shares issued and 27,180,640 shares
        outstanding in 1998                                                63,553         55,457
       Additional paid-in capital                                         117,511        117,189
       Retained earnings                                                  141,082        140,900
                                                                         --------       --------
                                                                          322,146        313,546
      Less common stock in treasury - at cost, 50,000 shares                 (977)          (977)
                                                                         --------       --------
                                                                          321,169        312,569
                                                                         --------       --------
                                                                         $604,641       $591,710
                                                                         ========       ========

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
      Fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997
                     (In thousands, except per share data)

                                                     1999                  1998                  1997
                                                 -------------         -------------         -------------
Net sales                                            $637,064              $659,400              $516,757
Cost of sales                                         536,519               512,147               396,054
                                                     --------              --------              --------
        Gross profit                                  100,545               147,253               120,703
Selling, general and administrative expenses          100,992                90,854                73,607
Merger and integration costs                               --                    --                 5,500
                                                     --------              --------              --------
        Operating profit (loss)                          (447)               56,399                41,596
Other income (expense)
        Interest expense                              (10,495)               (5,272)               (1,192)
        Other - net (principally interest
        and dividend income)                           11,236                 7,040                 4,696
                                                     --------              --------              --------
        Earnings before income taxes                      294                58,167                45,100
Income taxes                                              112                22,741                17,479
                                                     --------              --------              --------
             NET EARNINGS                            $    182              $ 35,426              $ 27,621
                                                     ========              ========              ========
Earnings per common share:
        Basic                                           $0.01                 $1.33                 $1.08
                                                     ========              ========              ========
        Diluted                                         $0.01                 $1.26                 $1.00
                                                     ========              ========              ========
Weighted average shares:
        Basic                                          27,674                26,598                25,580
                                                     ========              ========              ========
        Diluted                                        28,099                28,097                27,580
                                                     ========              ========              ========



        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997
                                 (In thousands)

                                                                         1999                1998                1997
                                                                     -------------        -----------        ------------
Cash flows from operating activities
   Net earnings                                                          $    182           $ 35,426            $ 27,621
   Adjustments to reconcile net earnings to net cash
               provided (used) by operating activities
          Depreciation and amortization                                    15,075             11,607               7,529
          Provision for losses on accounts receivable                        (216)               (50)                409
          (Gain) loss on sale of property and equipment                      (445)                 4                  (2)
          Stock option expense                                                322                667                 540
          Unrealized loss (gain) on trading securities                        327                 54                (169)
          Net sales (purchases) of trading securities                      29,619            (30,000)             38,916
          Change in assets and liabilities, net of effects
                from the acquisition accounted for as a purchase
             Accounts receivable                                            2,984            (17,247)            (26,828)
             Inventories                                                   (9,792)           (20,598)            (23,904)
             Other current assets                                         (11,795)            (1,731)                507
             Other assets                                                   5,098             (7,575)             (3,013)
             Deferred income taxes                                          8,604              1,187                  89
             Accounts payable                                              (2,029)             6,861                 699
             Accrued compensation                                           2,669              3,070              (2,238)
             Other accrued liabilities                                        (82)            (1,019)              2,419
             Income taxes                                                  (2,946)               (81)             (2,230)
             Long-term liabilities                                         (1,792)                83                 733
                                                                         --------           --------            --------
               Net cash provided (used) by operating activities            35,783            (19,342)             21,078
                                                                         --------           --------            --------
Cash flows from investing activities
   Capital expenditures                                                   (18,895)           (46,923)            (50,816)
   Acquisition accounted for as a purchase                                     --                 --              (7,000)
   Proceeds from sale of property and equipment                             3,051                 13                  32
                                                                         --------           --------            --------
               Net cash used by investing activities                      (15,844)           (46,910)            (57,784)
                                                                         --------           --------            --------
Cash flows from financing activities
   Net payments under line of credit
     agreements of pooled companies                                            --                 --             (11,550)
   Issuance of long-term debt                                                  --            207,000                  --
   Payment on long-term debt of pooled companies                               --                 --              (1,254)
   Redemption of mandatorily redeemable preferred stock
     of pooled company                                                         --                 --              (2,200)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      Fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997
                                 (In thousands)

                                                                             1999               1998               1997
                                                                         ------------        -----------        -----------
   Issuance of common stock                                                  $  4,152           $  6,891          $  3,458
   Purchase of treasury stock                                                      --                 --              (977)
   Tax effect of common stock issued upon exercise of
     employee stock options                                                     3,944              7,218             1,154
   Distribution to shareholder of pooled company                                   --                 --              (650)
                                                                             --------           --------          --------
          Net cash provided (used) by financing activities                      8,096            221,109           (12,019)
                                                                             --------           --------          --------
Net increase (decrease) in cash and cash equivalents                           28,035            154,857           (48,725)
Adjustment for change in pooled companies' fiscal year ends                        --                 --               344
Cash and cash equivalents at beginning of year                                179,907             25,050            73,431
                                                                             --------           --------          --------
Cash and cash equivalents at end of year                                     $207,942           $179,907          $ 25,050
                                                                             ========           ========          ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
           Interest                                                          $  9,345           $  4,118          $  1,285
           Income taxes                                                           787             15,138            15,054



        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      Fiscal years ended March 29, 1997, March 28, 1998 and April 3, 1999
                                 (In thousands)

                                                                Common Stock              Additional
                                                        ---------------------------        paid-in        Retained         Treasury
                                                           Shares           Amount         capital        earnings           stock
                                                        -------------      --------      ------------    ----------        --------
BALANCE AT MARCH 30, 1996                                    26,027        $38,357         $112,702       $ 79,909          $  --

Issuance of common stock of pooled company                       19             --               47             --             --
Common stock issued under employee bonus and
    upon exercise of employee stock options,
    including tax effect                                        256          2,991            1,574             --             --
Amortization of unearned compensation related to
    stock option plans                                           --             --              540             --             --
Purchase of treasury stock                                      (50)            --               --             --           (977)
Reclassification of undistributed subchapter "S"
    earnings of pooled company                                   --             --            1,659         (1,659)            --
Adjustment for change in fiscal year of
    pooled companies                                             --             --               --            253             --
Distribution to shareholder of pooled company                    --             --               --           (650)            --
Net earnings for the year                                        --             --               --         27,621             --
                                                             ------        -------         --------       --------       --------
BALANCE AT MARCH 29, 1997                                    26,252         41,348          116,522        105,474           (977)

Common stock issued upon exercise of
    employee stock options, including tax effect                929         14,109               --             --             --
Amortization of unearned compensation
    related to stock option plans                                --             --              667             --             --
Net earnings for the year                                        --             --               --         35,426             --
                                                             ------        -------         --------       --------       --------
BALANCE AT MARCH 28, 1998                                    27,181         55,457          117,189        140,900           (977)

Common stock issued upon exercise of
    employee stock options, including tax effect                782          8,096               --             --             --
Amortization of unearned compensation related
    to stock option plans                                        --             --              322             --             --
Net earnings for the year                                        --             --               --            182             --
                                                             ------        -------         --------       --------       --------
BALANCE AT APRIL 3, 1999                                     27,963        $63,553         $117,511       $141,082          $(977)
                                                             ======        =======         ========       ========       ========


         The accompanying notes are an integral part of this statement.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Fiscal years ended April 3, 1999, March 28, 1998 and  March 29, 1997

          DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Kent Electronics Corporation (the "Company") is a national specialty distributor of electronic connectors, electronic wire and cable, networking products, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic equipment. In addition, the Company provides network integration services, including network design, product configuration, maintenance programs and technical support. The Company also provides contract manufacturing services including printed circuit board assembly, sheet metal fabrication, plastic injection molding, powder painting, battery power pack and cable assembly, and final integration. The Company's customers are primarily industrial users, original equipment manufacturers and other major corporations throughout the United States.

PRINCIPLES OF CONSOLIDATION

Kent Electronics Corporation consolidates its accounts with those of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal year ended April 3, 1999 consisted of 53 weeks. The fiscal years ended March 28, 1998 and March 29, 1997 both consisted of 52 weeks.

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

CASH AND CASH EQUIVALENTS

The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates at purchase of ninety days or less. Cash equivalents include $203.6 million and $142.1 million invested in institutional money market funds at April 3, 1999 and March 28, 1998, respectively.

Securities purchased under agreements to resell (reverse repurchase agreements) result from transactions that are collateralized by negotiable securities and are carried at the amounts at which the securities will subsequently be resold. It is the policy of the Company not to take possession of securities purchased under agreements to resell. At April 3, 1999 and March 28, 1998, agreements to resell securities in the amount of $3.3 million with a three-day maturity and $32.2 million with a fourteen-day maturity were outstanding, respectively.

TRADING SECURITIES

The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Realized and unrealized gains and losses, included in other income, are reflected in the following table:

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     Fiscal years ended April 3, 1999, March 28, 1998 and  March 29, 1997

                                                       1999           1998           1997
                                                   ------------   ------------   -------------
                                                                 (In thousands)
Net unrealized loss on trading securities
     at beginning of year                                $  54           $  --          $ 257
Increase (decrease) in unrealized loss
     included in earnings during the year                  327              54           (169)
Realized loss from sale of trading
     securities                                           (381)             --            (88)
                                                         -----           -----          -----
Net unrealized loss on trading securities
     at end of year                                      $  --           $  54          $  --
                                                         =====           =====          =====

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

At April 3, 1999, long-term debt had a carrying value of $207.0 million and an estimated fair value of $155.3 million, which was based on the closing market price.

EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 0.4 million, 1.5 million and 2.0 million in 1999, 1998 and 1997, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 1.1 million, 0.4 million and 0.1 million shares of common stock in 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. The calculation of earnings per share does

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     Fiscal years ended April 3, 1999, March 28, 1998 and  March 29, 1997 not include approximately 4.2 million shares issuable upon conversion of the 4.5% convertible subordinated notes because inclusion of such shares would be antidilutive.

STOCK-BASED COMPENSATION

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted with exercise prices of less than the stock's market value at the date of grant. The footnotes include the pro forma disclosures of the effect on net income and earnings per share as if the fair value method suggested in Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" had been applied.

NEW PRONOUNCEMENTS

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs incurred in connection with internal-use computer software projects be capitalized. The Company adopted SOP 98-1 in fiscal 1999 with no material effect on the Company's financial position or results of operation, as this accounting standard is consistent with the Company's existing policy.


                             BUSINESS ACQUISITIONS

FUTRONIX AND WIRE & CABLE

In January 1997, the Company acquired all the outstanding equity instruments of Futronix Corporation ("Futronix") and Wire & Cable Specialties Corporation ("Wire & Cable"), both privately owned distributors of specialty wire and cable, in exchange for 2.1 million shares of the Company's common stock in a merger transaction accounted for as a pooling of interests.

Prior to the merger, Futronix and Wire & Cable used a calendar year end for financial reporting purposes. The Futronix and Wire & Cable balance sheets and results of operations for the 52 weeks ending March 29, 1997 have been included in the consolidated financial statements for fiscal 1997. During the three-month period ended March 30, 1996, Futronix and Wire & Cable had net sales of $16.2 million, net earnings of $0.4 million and shareholder distributions of $0.1 million. In order to reflect the change in fiscal year-ends, retained earnings for these amounts has been increased by combined net earnings and decreased by shareholder distributions.

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

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     Fiscal years ended April 3, 1999, March 28, 1998 and  March 29, 1997

                              ACCOUNTS RECEIVABLE

The Company's allowance for doubtful accounts was $1.0 million at April 3, 1999 and $1.2 million at March 28, 1998.


                                  OTHER ASSETS

At April 3, 1999, other current assets and other assets included $1.4 million and $1.8 million, respectively, of receivables from certain officers and directors of the Company. At March 28, 1998, other assets included $3.1 million of such receivables.


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

The provision for income taxes consisted of the following:

                                                      1999               1998              1997
                                                ----------------   ----------------   ---------------
                                                                    (In thousands)
Current                                                 $(6,914)           $15,417            $16,316
Tax reduction for exercise of stock options
  credited to stockholders' equity                        3,944              7,218              1,154
Deferred                                                  3,082                106                  9
                                                        -------            -------            -------
                                                        $   112            $22,741            $17,479
                                                        =======            =======            =======

A reconciliation of income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of earnings follows:

                                                                  1999                1998               1997
                                                            -----------------   ----------------   ----------------
                                                                                 (In thousands)
Tax at statutory rate                                              $ 103            $20,358            $15,785
Increases (reductions)
          State income taxes, net of federal tax effect              245              1,780              1,377
          Pre-acquisition earnings of
            acquired S corporation                                    --                 --               (217)
          Non-deductible merger and integration costs                 --                 --                291
          Other-net                                                 (236)               603                243
                                                                   -----            -------            -------
Income taxes as reported                                           $ 112            $22,741            $17,479
                                                                   =====            =======            =======

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     Fiscal years ended April 3, 1999, March 28, 1998 and  March 29, 1997

                            INCOME TAXES (CONTINUED)

Net deferred tax assets at April 3, 1999 and March 28, 1998 consist of the following:

                                                              1999                 1998
                                                          ------------        --------------
                                                                  (In thousands)
Current deferred asset
   Allowance for doubtful accounts                          $    345            $   433
   Capitalization of additional inventory costs                2,012              1,647
   Accrued expenses not currently deductible,
       net of reversals                                          597                412
   Net operating losses                                        1,233                314
   Other                                                          29                568
                                                            --------            -------
                                                            $  4,216            $ 3,374
                                                            ========            =======
Long-term deferred (liability) asset
   Depreciation                                             $(11,432)           $(4,474)
   Fixed asset bases differences                                 335                384
   Stock compensation                                            446              1,750
   Net operating losses                                          143                143
   Deferred compensation                                       1,973              2,266
   Other                                                          24                 24
                                                            --------            -------
                                                            $ (8,511)           $    93
                                                            ========            =======

Acquired net operating losses of approximately $1.3 million at April 3, 1999, expire in various amounts through 2003, and are subject to annual usage limitations. State tax loss carryforwards of approximately $21.6 million at April 3, 1999, expire primarily in 2004.

The current deferred asset is included in other current assets in the accompanying balance sheets.


                                      DEBT

In September and October 1997, the Company issued $207.0 million of 4.5% Convertible Subordinated Notes due 2004 (the "Notes"). The Notes are convertible into Kent common stock at a conversion price of $49.53 per share, subject to adjustment in certain events. Interest is payable semi-annually on March 1 and September 1 of each year, and the Notes are redeemable at the option of the Company at set redemption prices (which range from 100.64% to 102.57% of principal), plus accrued interest, beginning September 6, 2000.


                         COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its operations in leased office, warehouse, and manufacturing facilities and also leases transportation equipment. Rent expense for 1999, 1998 and 1997 was approximately $4.5 million, $4.1 million and $3.5 million, respectively.

As of April 3, 1999, the Company's minimum rental commitments under noncancelable operating leases were $3.5 million in 2000; $2.6 million in 2001; $1.9 million in 2002; $0.9 million in 2003; and $0.4 million in 2004.

The Company has instituted a self-insurance program for employees' major medical coverages. Claims under the self-insurance program are insured for amounts greater than $0.1 million per employee. The aggregate annual self-insured

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     Fiscal years ended April 3, 1999, March 28, 1998 and  March 29, 1997 amount varies based on participant levels and was limited to approximately $5.4 million as of April 3, 1999. Claims are accrued as incurred and the total expense under the program was approximately $5.2 million, $3.9 million and $2.8 million in 1999, 1998 and 1997, respectively.

The Company is engaged in litigation occurring in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

The Company has severance agreements with certain executive officers that become operative only upon a change in control of the Company. Compensation which may be payable under these agreements has not been accrued in the consolidated financial statements as a change in control, as defined, has not occurred.


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

STOCKHOLDER RIGHTS PLAN

Under the Company's amended and restated stockholder rights plan, there is one-third of an equity purchase right associated with each outstanding share of the Company's common stock. Upon the occurrence of certain events, each right would entitle the holder to purchase, at a price of $40, one one-hundredth of a share of the Company's Series A Preferred Stock. Additionally, under certain circumstances, each holder of rights may be entitled to purchase either the Company's common stock or securities of an acquiring entity at half of market value.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     Fiscal years ended April 3, 1999, March 28, 1998 and  March 29, 1997

                                 BENEFIT PLANS

STOCK OPTIONS

At April 3, 1999, the Company had nonqualified stock option plans which allow for the grant of 2.8 million common shares for options, of which 0.8 million are available for future grants. Options granted under the plans have a maximum term of 15 years and are exercisable under the terms of the respective option agreements. Under some plans, options may be granted with exercise prices of less than the stock's market value at the date of grant. On September 1, 1998, the Stock Option Committee of the Company's Board of Directors approved a stock option repricing program whereby each eligible stock option was amended to have an exercise price equal to $8.94, the closing market price of the Company's common stock on that date. Options held by the Company's directors and executive officers were excluded from the repricing program. As a result, approximately 0.6 million options were amended. The terms during which the amended stock options may be exercised were extended two years for approximately
0.4 million options. All other terms and conditions remained the same. A summary of the Company's stock option activity and related information follows:

                                                   1999                        1998                     1997
                                      --------------------------   -------------------------  --------------------------
(In thousands, except per share                      Weighted                    Weighted                    Weighted
 data)                                               average                     average                     average
                                       Options    exercise price   Options    exercise price   Options    exercise price
                                       -------    --------------   -------    --------------   -------    --------------
Outstanding at beginning of year         2,736         $15.16        3,435         $12.00        2,570          $ 8.44
Granted                                    469           9.94          506          23.94        1,144           19.72
Exercised                                 (782)          5.00         (929)          7.37         (208)           8.49
Lapsed/forfeited                          (170)         17.91         (276)         17.58          (71)          17.84
                                         -----         ------        -----         ------        -----          ------
Outstanding at end of year               2,253         $14.47        2,736         $15.16        3,435          $12.00
                                         =====         ======        =====         ======        =====          ======
Exercisable at end of year               1,008         $16.86        1,357         $11.38        1,553          $ 7.68
                                         =====         ======        =====         ======        =====          ======

The following table summarizes the weighted average fair value per share at date of grant of options granted during the year:

                                            1999                              1998                               1997
                             --------------------------------    ------------------------------    ------------------------------
                               Weighted                           Weighted                           Weighted
                                average      Weighted average     average      Weighted average      average      Weighted average
                              fair value      exercise price     fair value     exercise price      fair value     exercise price
                             -----------     ----------------    ----------    ----------------     ----------    ----------------
Exercise price equals
  market price                       $4.98              $9.94          $9.54             $23.94           $ 5.00            $19.73
Exercise price is
  below market price                    --                 --             --                 --            26.11             19.31

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

      Fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997

                          BENEFIT  PLANS  (CONTINUED)

The following table summarizes significant ranges of outstanding and exercisable options at April 3, 1999:

                                                            Options Outstanding                            Options Exercisable
                                         -----------------------------------------------------------    --------------------------
(In thousands, except per share data)                      Weighted average           Weighted                         Weighted
                                                            remaining life            average                          average
Range of exercise prices                    Options           (in years)           exercise price        Options    exercise price
                                         ------------    --------------------      --------------      -----------  --------------
$ 6.96 - $10.44                                   902             7.50                  $ 8.89               208        $ 9.05
$11.78 - $17.67                                   456             4.49                   12.97               230         12.25
$18.00 - $27.00                                   825             2.87                   19.77               500         19.88
$29.63 - $44.44                                    70             2.61                   33.77                70         33.77
                                                -----                                                      -----
                                                2,253                                                      1,008
                                                =====                                                      =====


The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                               1999         1998         1997
                            ----------   ----------   ----------
     Expected life             3.7 years    2.6 years    2.3 years
     Interest rate             5.0%         5.8%         6.3%
     Volatility               65.1%        58.3%        34.6%
     Dividend yield            0.0%         0.0%         0.0%

Stock-based compensation costs would have reduced net earnings by approximately $3.3 million, $1.8 million and $1.4 million in 1999, 1998 and 1997 and $0.12, $0.07 and $0.05 per basic and diluted share if the fair values of the options granted in those years had been recognized as compensation expense over the vesting period of the grant.

TAX-DEFERRED SAVINGS AND RETIREMENT PLAN AND TRUST

The Company sponsors a Tax-Deferred Savings and Retirement Plan (the Plan) covering substantially all employees. Under the Plan, a participating employee may allocate up to 12% of salary, and the Company makes matching contributions of up to 3% thereof. Additionally, the Company may elect to make additional contributions at its option. Such contributions accrue to employee accounts regardless of whether they have elected to participate in the salary deferral option of the Plan. The Company contributed approximately $1.4 million, $1.1 million and $0.9 million to the Plan in fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997, respectively.

The Company has deferred compensation plans for management and highly compensated associates. Under one plan, the participant may elect to defer a maximum of 100% of compensation. Under another plan, which was terminated in fiscal 1999, participants could elect to defer a minimum of 3% of their compensation. The Company agreed to match the participant's compensation amount, limited to 50% of the first 6% of compensation deferred. Participants became vested in the Company matching contributions at the rate of 10% per plan year or vested fully at age 60. At March 28, 1998, the Company had accrued approximately $1.8 million for participant and Company contributions which are recorded as long-term liabilities on the balance sheet. In conjunction with the termination of the plan, amounts deferred and the vested Company match were distributed to participants.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

     Fiscal years ended April 3, 1999, March 28, 1998 and  March 29, 1997

The Company has a deferred benefit plan whereby the participant will receive minimum annual payments subsequent to retirement of the participant for the greater of 15 years, participant's life or the life of participant's spouse. Annual expenses will be approximately $2.3 million through March 31, 2001, based on accruing the present value of the minimum benefits through the date the participant vests in the payments.


                 SUBSEQUENT EVENTS (SECOND PARAGRAPH UNAUDITED)

On April 5, 1999, the Company acquired all the outstanding common stock of SabreData, Inc., for a cash purchase price of $31.0 million plus the assumption of approximately $2.2 million of interest bearing obligations. SabreData is a Texas based network integrator with sales of approximately $37.0 million for the year ended December 31, 1998.

On June 3, 1999, the Company acquired certain assets and assumed liabilities of Advacom, Inc. for a cash purchase price of $33.0 million plus the assumption of approximately $21.8 million of interest bearing obligations. Advacom is a Pennsylvania based distributor of electronic connectors, passive and electromechanical components with sales of approximately $111.9 million for the year ended December 31, 1998.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years 1999, 1998 and 1997:

                                           First             Second             Third              Fourth
                                          Quarter            Quarter            Quarter            Quarter
                                          -------            -------            -------            -------
                                                        (In thousands, except per share data)
Year ended April 3, 1999
------------------------
Net sales                                   $157,057          $147,500            $155,424           $177,083
Gross profit                                  31,088            19,351              23,709             26,397
Net earnings (loss)                            4,108            (3,521)               (939)               534
Basic earnings (loss) per share                  .15              (.13)               (.03)               .02
Diluted earnings (loss) per share                .15              (.13)               (.03)               .02

Year ended March 28, 1998
-------------------------
Net sales                                   $152,080          $167,487            $177,426           $162,407
Gross profit                                  34,859            37,908              40,150             34,336
Net earnings                                   8,775             9,605              10,128              6,918
Basic earnings per share                         .33               .36                 .38                .26
Diluted earnings per share                       .32               .34                 .36                .25

Year ended March 29, 1997
-------------------------
Net sales                                   $125,144          $124,034            $126,407           $141,172
Gross profit                                  31,906            28,018              28,840             31,939
Net earnings                                   9,431             6,852               6,937              4,401
Basic earnings per share                         .37               .27                 .27                .17
Diluted earnings per share                       .34               .25                 .25                .16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

     In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after April 3, 1999, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Kent Common Stock Beneficially Owned by Directors, Officers and Five Percent Shareholders" and "Proposal 1 -- Election of Directors" which sections of such proxy statement are incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND EXHIBITS:

1. FINANCIAL STATEMENTS:
                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants                       22
Consolidated balance sheets at April 3, 1999 and March 28, 1998          23
Consolidated statements of earnings for the years ended
 April 3, 1999, March 28, 1998 and March 29, 1997                        24
Consolidated statements of cash flows for the years ended
 April 3, 1999, March 28, 1998 and March 29, 1997                        25
Consolidated statement of stockholders' equity for the years ended
 March 29, 1997,  March 28, 1998 and April 3, 1999                       27
Notes to consolidated financial statements                               28

2. FINANCIAL STATEMENT SCHEDULE:
                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants on Schedule           46
Schedule II--Allowance for Doubtful Receivables for the years ended
 March 29, 1997, March 28, 1998 and April 3, 1999.                      S-1


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

3.3* -- Amended and Restated Bylaws of Kent Electronics Corporation.
        Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 26, 1998 (the "1999 Second Quarter Form 10-Q")

4.1* -- Specimen stock certificate for the Common Stock of Kent Electronics
        Corporation. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2 (Registration No. 33-40066) filed with the SEC on April 19, 1991.

4.2* -- Amended and Restated Rights Agreement dated as of September 3, 1998 between Kent Electronics Corporation and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit 4 to 1999 Second Quarter Form 10-Q.

4.3*  -- Indenture between Kent Electronics Corporation, as Issuer, and Texas
         Commerce Bank National Association, as Trustee, dated as of September 23, 1997. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q/A for the Fiscal Quarter ended September 27, 1997 (the "1998 Second Quarter Form 10-Q/A").

10.1* -- 1991 Non-Employee Director Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 28, 1992 (the "1992 Form 10-K").(1)

10.2* -- 1996 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 30, 1996 (the "1996 Form 10-K").(1)

10.3* -- Amended and Restated 1987 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to 1992 Form 10-K.(1)

10.4* -- Amendments of Amended and Restated 1987 Stock Option Plan. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 3, 1993 (the "1993 Form 10-K").(1)

10.5* -- Stock Option Plan and Agreement for the Company's Executive Vice
         President Sales-Distribution between Kent Electronics Corporation and Larry D. Olson dated May 8, 1995. Incorporated by reference to Exhibit
         10.11 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1995 (the "1995 Form 10-K").(1)

10.6* -- Stock Option Plan and Agreement for the Company's Executive Vice
         President Operations-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated May 8, 1995. Incorporated by reference to
         Exhibit 10.12 to 1995 Form 10-K .(1)

10.7* -- Stock Option Plan and Agreement for the Company's Vice President,
         Secretary and Treasurer between Kent Electronics Corporation and Stephen J. Chapko dated May 8, 1995. Incorporated by reference to
         Exhibit 10.13 to 1995 Form 10-K.(1)

10.8*  -- Stock Option Plan and Agreement for the Company's Vice President,
          Corporate Controller between Kent Electronics Corporation and David D. Johnson dated May 9, 1996. Incorporated by reference to Exhibit 10.13 to 1996 Form 10-K.(1)

10.9*  -- 1996 Employee Incentive Plan. Incorporated by reference to Exhibit
          10.14 to 1996 Form 10-K.(1)

10.10* -- Kent Electronics Corporation Tax-Deferred Savings and Retirement Plan and Trust (As Amended and Restated Effective March 26, 1989). Incorporated by reference to Exhibit 10.15 to 1996 Form 10-K.(1)

10.11* -- Kent Electronics Corporation Deferred Compensation Plan dated July 28,
          1994. Incorporated by reference to Exhibit 10.15 to 1995 Form 10-K.(1)

10.12* -- First Amendment to the Kent Electronics Corporation Deferred
          Compensation Plan. Incorporated by reference to Exhibit 10.17 to 1996 Form 10-K.(1)

10.13* -- Trust Agreement for Kent Electronics Corporation Deferred Compensation
          Plan dated July 28, 1994. Incorporated by reference to Exhibit 10.16 to 1995 Form 10-K.(1)

10.14* -- Contracts between Kent Electronics Corporation and AMP Products
          Corporation effective as of July 22, 1988 and July 31, 1986, respectively, and addenda thereto. Incorporated by reference to
          Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 1, 1989.

10.15* -- Form of Agreement by and between Kent Electronics Corporation and
          Morrie K. Abramson dated March 16, 1993. Incorporated by reference to
          Exhibit 10.21 to 1993 Form 10-K.(1)

10.16* -- Form of Executive Health Care Benefits and Consulting Agreement by and between Kent Electronics Corporation and Morrie K. Abramson dated January 27, 1993. Incorporated by reference to Exhibit 10.22 to 1993 Form 10-K.(1)

10.17* -- Employment Agreement dated January 3, 1996 by and between Morrie K.
          Abramson and Kent Electronics Corporation. Incorporated by reference to Exhibit 10.22 to 1996 Form 10-K.(1)

10.18* -- Kent Electronics Corporation Chief Executive Officer Deferred
          Compensation Plan and Agreement dated January 3, 1996 by and between Kent Electronics Corporation and Morrie K. Abramson. Incorporated by reference to Exhibit 10.23 to 1996 Form 10-K.(1)

10.19* -- Trust Agreement for Kent Electronics Corporation Chief Executive
          Officer Deferred Compensation Plan and Agreement and Employment Agreement dated January 3, 1996 by and between Kent Electronics Corporation and Texas Commerce Bank National Association, as trustee. Incorporated by reference to Exhibit 10.24 to 1996 Form 10-K.(1)

10.20* -- Amendment to 1991 Non-Employee Director Stock Option Plan.
          Incorporated by reference to Exhibit 10.4 to 1998 Second Quarter Form 10-Q/A.(1)

10.21* -- Amendment to Amended and Restated 1987 Stock Option Plan. Incorporated by reference to Exhibit 10.5 to 1998 Second Quarter Form 10-Q/A.(1)

10.22* -- Amendment to Stock Option Plan and Agreement for the Company's
          Executive Vice President Sales-Distribution between Kent Electronics Corporation and Larry D. Olson dated July 2, 1997. Incorporated by reference to Exhibit 10.6 to 1998 Second Quarter Form 10-Q/A.(1)

10.23* -- Amendment to Stock Option Plan and Agreement for the Company's
          Executive Vice President Operations-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated July 2, 1997. Incorporated by reference to Exhibit 10.7 to 1998 Second Quarter Form 10-Q/A.(1)

10.24* -- Amendment to Stock Option Plan and Agreement for the Company's Vice
          President, Secretary and Treasurer between Kent Electronics Corporation and Stephen J. Chapko dated July 2, 1997. Incorporated by reference to Exhibit 10.8 to 1998 Second Quarter Form 10-Q/A.(1)

10.25* -- Amendment to Stock Option Plan and Agreement for the Company's Vice
          President, Corporate Controller between Kent Electronics Corporation and David D. Johnson dated July 2, 1997. Incorporated by reference to
          Exhibit 10.9 to 1998 Second Quarter Form 10-Q/A.(1)

10.26* -- Amendment No. 1 to Employment Agreement by and among Morrie K.
          Abramson, Rolaine S. Abramson and Kent Electronics Corporation dated August 18, 1997. Incorporated by reference to Exhibit 10.10 to 1998 Second Quarter Form 10-Q/A.(1)

10.27* -- Amendment No. 2 to Employment Agreement by and among Morrie K.
          Abramson, Rolaine S. Abramson and Kent Electronics Corporation dated November 10, 1998. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 26, 1998 (the "1999 Third Quarter Form 10-Q").(1)

10.28* -- Severance Agreement by and between Kent Electronics Corporation and
          Terrence M. Hunt dated November 10, 1998. Incorporated by reference to
          Exhibit 10.2 to 1999 Third Quarter Form 10-Q.(1)

10.29* -- Severance Agreement by and between Kent Electronics Corporation and
          Larry D. Olson dated November 10, 1998. Incorporated by reference to
          Exhibit 10.3 to 1999 Third Quarter Form 10-Q.(1)

10.30* -- Severance Agreement by and between Kent Electronics Corporation and
          Frank M. Billone dated November 11, 1998. Incorporated by reference to
          Exhibit 10.4 to 1999 Third Quarter Form 10-Q.(1)

10.31* -- Severance Agreement by and between Kent Electronics Corporation and
          Stephen J. Chapko dated November 11, 1998. Incorporated by reference to Exhibit 10.5 to 1999 Third Quarter Form 10-Q.(1)

10.32* -- Severance Agreement by and between Kent Electronics Corporation and
          Richard J. Hightower dated November 11, 1998. Incorporated by reference to Exhibit 10.6 to 1999 Third Quarter Form 10-Q.(1)

10.33* -- Severance Agreement by and between Kent Electronics Corporation and
          Mark A. Zerbe dated November 11, 1998. Incorporated by reference to
          Exhibit 10.7 to 1999 Third Quarter Form 10-Q.(1)

10.34  -- Amended and Restated 1998 Stock Option Plan.(1)

10.35  -- 1999 Stock Option Plan.(1)

10.36* -- Employment Agreement dated October 7, 1996 by and among Kent
          Electronics Corporation, Futronix Acquisition Company and Terence M. Hunt. Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 28, 1998.(1)

11     -- Computation of Earnings Per Share.

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


                                    KENT ELECTRONICS CORPORATION
                                    (Registrant)


                                    By: /s/ Morrie K. Abramson
                                       -----------------------
                                         Morrie K. Abramson
                                         Chairman of the Board and
                                         Chief Executive Officer

                                    Date:  June 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                                Title                             Date
           ---------                                -----                             ----

/s/ Morrie K. Abramson            Chairman of the Board and Chief Executive       June 23, 1999
-------------------------------   Officer and Director (Principal Executive
Morrie K. Abramson                Officer)

 /s/ Stephen J. Chapko            Executive Vice President, Chief Financial       June 23, 1999
-------------------------------   Officer, Treasurer and Secretary
Stephen J. Chapko                 (Principal Financial Officer)

 /s/ David D. Johnson             Vice President, Corporate Controller            June 23, 1999
-------------------------------   (Principal Accounting Officer)
David D. Johnson

                                  Director                                        June 23, 1999
-------------------------------
Terrence M. Hunt

 /s/ Max S. Levit                 Director                                        June 23, 1999
-------------------------------
Max S. Levit

 /s/ Larry D. Olson               Director                                        June 23, 1999
-------------------------------
Larry D. Olson

 /s/ David Siegel                 Director                                        June 23, 1999
-------------------------------
David Siegel

 /s/ Richard C. Webb              Director                                        June 23, 1999
-------------------------------
Richard C. Webb

 /s/ Alvin L. Zimmerman           Director                                        June 23, 1999
-------------------------------
Alvin L. Zimmerman

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


                      Board of Directors and Stockholders
                          Kent Electronics Corporation

     In connection with our audit of the consolidated financial statements of Kent Electronics Corporation and Subsidiaries for the year ended April 3, 1999, we have also audited Schedule II for each of the three years in the period ended April 3, 1999. In our opinion, this consolidated schedule presents fairly, in all material respects, the information required to be set forth therein.



                                    GRANT THORNTON LLP



Houston, Texas
May 11, 1999

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

          Years ended March 29, 1997, March 28, 1998 and April 3, 1999
                                 (In thousands)

                       ALLOWANCE FOR DOUBTFUL RECEIVABLES



                                                           Additions                 Deductions
                                              -----------------------------------    -----------
                                               Adjustment
                                               for change
                                               in pooled     Charged     Charged
                                 Balance at    Companies'    to costs    to other                  Balance at
                                 beginning    fiscal year      and      accounts-      Amounts       end of
Fiscal Years Ended               of period        ends       expenses   recoveries   written-off     period
------------------               ----------   ------------   --------   ----------   -----------   ----------
March 29, 1997                      1,048           30          409           11           242        1,256
March 28, 1998                      1,256           --          302           38           390        1,206
April 3, 1999                       1,206           --           98           47           360          991

                                 EXHIBIT INDEX


                                                                              SEQUENTIALLY
  EXHIBIT NO.                                  ITEM                          NUMBERED PAGES
 ------------                                 ------                         --------------
      10.34       Amended and Restated 1998 Stock Option Plan.
      10.35       1999 Stock Option Plan.
         11       Computation of Earnings Per Share.
         12       Computation of Ratio of Earnings to Fixed Charges.
         21       Subsidiaries of Kent Electronics Corporation.
         23       Consent of Independent Certified Public Accountants.
         27       Financial Data Schedule.