Form 10-Q
period 1999-07-03
KENT ELECTRONICS CORP
filed 1999-08-16
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   July 3, 1999
                               -------------------------------------------------

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ______________________
Commission file number  0-14643
                       ---------------------------------------------------------

                         KENT ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)


                 Texas                                    74-1763541
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

   1111 Gillingham Lane, Sugar Land, Texas                  77478
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (281) 243-4000
                                                   -----------------------------
      Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No  ____________
     ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At August 12, 1999, 27,986,828 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                          July 3,    April 3,
                                                            1999       1999
                                                        ----------   --------
                                                        (Unaudited)
            ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $108,139 at July 3 and
       $206,919 at April 3)...........................    $105,504   $207,942
     Accounts receivable, less allowance of $1,040
       at July 3 and $991 at April 3..................     140,019    103,364
     Inventories
       Materials and purchased products...............     144,440    118,535
       Work in process................................       3,852      6,349
                                                          --------   --------
                                                           148,292    124,884
     Other............................................      14,964     17,549
                                                          --------   --------
         Total current assets.........................     408,779    453,739

PROPERTY AND EQUIPMENT
     Land.............................................       8,168      8,168
     Buildings........................................      43,910     43,817
     Equipment, furniture and fixtures................     126,576    124,194
     Leasehold improvements...........................       2,711      2,681
                                                          --------   --------
                                                           181,365    178,860
     Less accumulated depreciation and amortization...     (54,496)   (50,496)
                                                          --------   --------
                                                           126,869    128,364

OTHER ASSETS..........................................       7,006      7,095

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $3,653 at
     July 3 and $3,320 at April 3.....................      91,205     15,443
                                                          --------   --------
                                                          $633,859   $604,641
                                                          ========   ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                       July 3,     April 3,
                                                         1999        1999
                                                      ----------   --------
                                                      (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable...............................    $ 66,077   $ 47,149
     Accrued compensation...........................      11,785     13,862
     Other accrued liabilities......................      17,656      6,950
                                                        --------   --------
         Total current liabilities..................      95,518     67,961

LONG-TERM DEBT, less current maturities.............     207,000    207,000

DEFERRED INCOME TAXES...............................       7,998      8,511


STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued.....         ---        ---
     Common stock, no par value; authorized
       60,000,000 shares; 28,033,159 shares issued
       and 27,983,159 shares outstanding at July 3
       and 28,013,375 shares issued and 27,963,375
       shares outstanding at April 3................      63,746     63,553
     Additional paid-in capital.....................     117,583    117,511
     Retained earnings..............................     142,991    141,082
                                                        --------   --------
                                                         324,320    322,146
     Less common stock in treasury - at cost,
       50,000 shares................................        (977)      (977)
                                                        --------   --------
                                                         323,343    321,169
                                                        --------   --------
                                                        $633,859   $604,641
                                                        ========   ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                                           Thirteen Weeks Ended
                                                           --------------------
                                                             July 3,   June 27,
                                                              1999       1998
                                                           ---------   --------
                                                               (Unaudited)
Net sales.....................................              $205,176   $157,057
Cost of sales.................................               173,146    125,969
                                                            --------   --------
  Gross profit................................                32,030     31,088

Selling, general and administrative expenses..                28,091     24,631
                                                            --------   --------
  Operating profit............................                 3,939      6,457
Other income (expense)
  Interest expense............................                (2,578)    (2,574)
  Other - net.................................                 1,782      2,875
                                                            --------   --------
    Earnings before income taxes..............                 3,143      6,758
Income taxes..................................                 1,234      2,650
                                                            --------   --------

    NET EARNINGS..............................              $  1,909   $  4,108
                                                            ========   ========

Earnings per common share:
    Basic.....................................              $    .07   $    .15
                                                            ========   ========
    Diluted...................................              $    .07   $    .15
                                                            ========   ========

Weighted average shares:
    Basic.....................................                27,974     27,213
                                                            ========   ========
    Diluted...................................                28,329     27,912
                                                            ========   ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                           July 3,    June 27,
                                                            1999        1998
                                                          ---------   --------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings......................................    $  1,909   $  4,108
     Adjustments to reconcile net earnings to net
       cash used by operating activities
         Depreciation and amortization.................       4,341      3,501
         Provision for losses on accounts receivable...          49         39
         Loss (gain) on sale of property
           and equipment...............................           3         (5)
         Stock option expense..........................          72         81
         Unrealized gain on trading securities.........         ---        (29)
         Change in assets and liabilities, net of
           effects from business acquisitions
           Accounts receivable.........................     (15,283)    (4,437)
           Inventories.................................      (2,699)    (6,248)
           Other current assets........................       1,616        183
           Other assets................................         160        300
           Accounts payable............................      (3,341)    (4,099)
           Accrued compensation........................      (2,542)    (2,707)
           Other accrued liabilities...................       2,989      2,442
           Income taxes................................         ---     (2,329)
           Deferred income taxes.......................          25         25
           Long-term liabilities.......................         ---        387
                                                           --------   --------
                 Total adjustments.....................     (14,610)   (12,896)
                                                           --------   --------
                 Net cash used by operating
                   activities..........................     (12,701)    (8,788)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures..............................      (1,675)    (4,315)
     Business acquisitions.............................     (64,000)       ---
     Proceeds from sale of property and equipment......         ---          5
                                                           --------   --------
         Net cash used by investing activities.........     (65,675)    (4,310)

                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                           July 3,    June 27,
                                                            1999        1998
                                                          ---------   --------
                                                              (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on long-term debt of acquired businesses     $ (24,255)  $    ---
     Issuance of common stock..........................         174        892
     Tax effect of common stock issued upon exercise
       of employee stock options.......................          19      3,020
                                                          ---------   --------
         Net cash (used) provided by financing
             activities................................     (24,062)     3,912
                                                          ---------   --------

NET DECREASE IN CASH...................................    (102,438)    (9,186)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     207,942    179,907
                                                          ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............   $ 105,504   $170,721
                                                          =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
       Interest........................................   $     ---   $    ---
       Income taxes....................................      (1,217)     1,941

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies
-------------------

The consolidated balance sheet as of July 3, 1999, and the consolidated statements of earnings and cash flows for the thirteen week periods ended July 3, 1999 and June 27, 1998, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 3, 1999, included in the Company's Form 10-K for that period.

Business Acquisitions
---------------------

On April 5, 1999, the Company acquired all the outstanding common stock of SabreData, Inc. ("SabreData") for a cash purchase price of $31.0 million plus the assumption of approximately $2.2 million of interest bearing obligations which were subsequently retired. SabreData is a Texas based network integrator with sales of approximately $37.0 million for the year ended December 31, 1998.

On June 3, 1999, the Company acquired certain assets and assumed certain liabilities of Advacom, Inc. ("Advacom") for a cash purchase price of $33.0 million plus the assumption of approximately $21.8 million of interest bearing obligations which were retired on the day of closing. Advacom is a Pennsylvania based distributor of electronic connectors and passive and electromechanical components which generated approximately $112.0 million in revenue for the year ended December 31, 1998.

Cash and Cash Equivalents
-------------------------

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Earnings Per Share
------------------

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 0.4 million and 0.7 million were used in the calculation of diluted earnings per common share for the thirteen week periods ended July 3, 1999 and June 27, 1998, respectively. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004, because inclusion of such shares would be antidilutive.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the thirteen week period ended July 3, 1999 increased $48.1 million, or 30.6%, compared to the same period of the prior year. Distribution sales increased 29.5% as a result of the addition of a full quarter of SabreData sales, one month of Advacom sales, a growing demand for networking products and services, and a strengthening market for passive components. Contract manufacturing revenues increased 33.9% primarily as a result of sales of the division's expanded manufacturing services to new customers in the network systems and telecommunications industries and as a result of a recovery of the semiconductor capital equipment market.

Gross profit increased $0.9 million, or 3.0%, to $32.0 million for the thirteen weeks compared to the corresponding period a year ago. As a percentage of sales, gross profit was 15.6%, down from the 19.8% reported in the comparable period of the previous year, but up from the 14.9% reported in the quarter ended April 3, 1999. The decrease in the gross profit percentage from the prior year was primarily due to plant and equipment under-utilization in the Company's contract manufacturing facilities, product mix changes and continued pricing pressures. The sequential increase in the gross profit percentage primarily reflects improved utilization of the Company's contract manufacturing facilities and the impact of the SabreData and Advacom acquisitions.

Selling, general and administrative ("SG&A") expenses increased $3.5 million, or 14.0%, compared to the corresponding period last year. However, as a percentage of sales, SG&A expenses decreased to 13.7% from 15.7%, compared to the same period a year ago and 14.4% reported in the quarter ended April 3, 1999. The increase in SG&A expenses was primarily due to the acquisitions of SabreData and Advacom and the expenses necessary to support the Company's existing operations. The Company continues to focus on cost containment and expense reduction initiatives across the Company.

Interest expense consists of interest on the 4 1/2% Convertible Subordinated Notes due 2004.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents. The decrease in interest and dividend income for the thirteen week period compared to the corresponding period a year ago was primarily due to lower cash balances resulting from the acquisitions of SabreData and Advacom during the quarter.

The Company reported net earnings of $1.9 million for the thirteen week period, compared to net earnings of $4.1 million in the corresponding period a year ago. The decrease in net earnings from the prior year quarter was primarily due to the decrease in the gross profit percentage combined with an increase in SG&A expenses, partially offset by an increase in net sales.

Liquidity and Capital Resources
-------------------------------

Working capital at July 3, 1999 was $313.3 million, a decrease of $72.5 million, or 18.8%, since April 3, 1999. The decrease was primarily the result of the cash expended for the purchase of SabreData and Advacom during the quarter.

The Company's working capital at July 3, 1999 included investments of $108.1 million, a decrease of $98.8 million since April 3, 1999. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At July 3, 1999, funds were invested in institutional money market funds, which are compatible with the Company's stated investment strategy.

The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities or by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources, including funds generated from operations, should be sufficient to meet its current capital requirements.

Year 2000 Statement
-------------------

The Year 2000 Issue results from computer hardware and software systems that were not designed to distinguish between centuries and may not accommodate some or all dates beyond the year 1999. Therefore, computer hardware and software systems will need to be modified prior to the year 2000 in order to remain functional.

The Company has substantially completed a comprehensive inventory of its critical systems, equipment and facilities. The Company's business Information Technology (IT) systems include business applications, computing hardware and software and related networking equipment and software. Non-IT systems are primarily embedded technology such as microcontrollers, used in its facilities and the manufacture or distribution of the Company's products. As part of its systems inventory process, the Company categorized each of its IT and non-IT systems as critical, medium, or low priority, based upon the potential impact to the Company of the failure of such a system to be ready for the year 2000. As a result of the Company's strategic migration to new application systems that began in 1995, substantially all of the Company's IT systems use hardware and software platforms that the vendors have represented to be Year 2000 compliant. The Company has resolved most Year 2000 Issues with the IT systems of SabreData and Advacom through integration with the Company's systems and expects the remaining systems to be compliant or replaced by the end of September 1999. In addition, vendors have represented that the majority of the Company's non-IT systems are Year 2000 compliant. Nonetheless, for hardware or software which the Company had categorized as being critical and medium, the Company conducted testing to verify the vendors' representations. Testing of the Company's IT and non-IT systems that the Company categorized as critical and medium is substantially complete. Many low priority systems will not be tested as their failure would not be expected to have a material impact on the Company. In general, the Company expects to resolve any remaining Year 2000 Issues through planned upgrades or the replacement of its IT and non-IT systems, equipment and facilities that the Company categorized as critical or medium in priority. While the total costs of the Company's Year 2000 project are still being evaluated, the Company estimates that the costs to be incurred in calendar 1999 and 2000 associated with assessing, remediating and testing its IT and non-IT systems will not exceed $0.5 million. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers, customers or third parties. It is possible that the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

One component of the Company's Year 2000 program is to monitor the Year 2000 readiness efforts of suppliers, service providers and other entities with which the Company has a business relationship. These assessments of third parties are nearing completion. Although the Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations or cash flows, because the Company is relying, in large measure, on statements made by such third parties in order to prepare its assessment of third parties and its estimates of costs, the lack of responsiveness or accuracy in such third-party statements could materially affect the assessments and the costs of the Company's Year 2000 project. As a result, the Company cannot predict the potential consequences if third parties or their products are not Year 2000 compliant. While the Company believes its efforts to address the Year 2000 Issues will be successful in avoiding any material adverse effect on the Company's operations or financial condition, the most reasonably likely worst case Year 2000 scenario would be the failure of a group of third-party suppliers to conduct their respective operations after calendar 1999 such that the Company's ability to maintain, manufacture and distribute its products and services would be limited for some indeterminate period of time. In addition to the suppliers of products that the Company distributes, the Company relies on third-party suppliers of transportation services, including express delivery services, both in obtaining products for assembly and manufacturing, and in distributing its products after receiving an order from a customer. If there were a widespread failure in the ability of such transportation enterprises to be able to provide services, it would likely cause temporary financial losses and an inability of the Company to provide products and services to its customers. Furthermore, some of the products distributed by the Company are available only from a single source (due to product branding) or from a limited group of suppliers (due to technical specifications). Consequently, the failure of such suppliers to be fully prepared for the Year 2000 advent could disrupt the Company's ability to meet customer expectations.

Throughout calendar 1999 and the early part of the year 2000, the Company will continue to assess its Year 2000 Issues related to its physical plant and equipment, products, suppliers, and customers. As a part of that assessment, the

Company is engaged in a contingency planning process integral to its Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes, and then establishing a plan of action that the Company may pursue to keep such processes operational in the event that third parties suffer Year 2000 disruptions. The Company will continue to monitor the efforts of third parties and public infrastructure to prepare for the Year 2000, and may modify and adjust its contingency plan throughout the year as additional information becomes available. In certain cases, especially the failure of national infrastructure, there may be no practical alternative course of action available to the Company.

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

Risks Relating to Forward-Looking Statements
--------------------------------------------

The Company is including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by the Company in this Quarterly Report on Form 10-Q. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or trends, and may contain the words "expect," "should," "will" or words or phrases of similar meaning. In addition, the forward-looking statements speak only of the Company's view as of the date the statement was made, and the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to, the factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

                          PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable and have been omitted.
Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on July 1, 1999. At such meeting, Messrs. Morrie K. Abramson and Alvin L. Zimmerman were elected to serve as directors of the Company for the next three years. In addition, shareholders ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending April 1, 2000.

                                                            Votes Against
                                                             or Withheld     Votes     Broker
Proposal                                 Votes For            Authority    Abstained  Non-Votes
----------                             -------------        -------------  ---------  ---------

1.  Election of Directors:
    Morrie K. Abramson                 23,958,781               438,383        0          0
    Alvin L. Zimmerman                 23,968,376               428,788        0          0

2.  Approval and ratification
    of the appointment of
    Grant Thornton LLP as the
    Company's independent
    public accountants for the
    fiscal year ending
    April 1, 2000.                     24,301,301               49,508    46,355          0

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits:
          11 - Computation of Earnings Per Share.
          27 - Financial Data Schedule.

     (b)  Reports on Form 8-K:
          Not applicable.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KENT ELECTRONICS CORPORATION
                                   --------------------------------------
                                              (Registrant)



Date:   August 16, 1999               By: /s/ Morrie K. Abramson
      ---------------------------        ---------------------------------------
                                         Morrie K. Abramson
                                         Chairman of the Board, Chief
                                         Executive Officer and Director
                                         (Principal Executive Officer)



Date:   August 16, 1999               By: /s/ Stephen J. Chapko .
      ---------------------------        ---------------------------------------
                                         Stephen J. Chapko
                                         Executive Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Secretary (Principal Financial
                                         Officer)



Date:   August 16, 1999               By: /s/ David D. Johnsonn
      ---------------------------        ---------------------------------------
                                         David D. Johnson
                                         Vice President, Corporate
                                         Controller (Principal Accounting
                                         Officer)