Form 10-Q
period 1999-10-02
KENT ELECTRONICS CORP
filed 1999-11-12
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   October 2, 1999
                                 -----------------

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ____________________
Commission file number  0-14643
                       ---------

                         KENT ELECTRONICS CORPORATION
   ------------------------------------------------------------------------
             Exact name of registrant as specified in its charter)



                         Texas                              74-1763541
-----------------------------------------------------      -------------
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

        1111 Gillingham Lane, Sugar Land, Texas                77478
 -----------------------------------------------------     -------------
       (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code  (281) 243-4000
                                                      ----------------
Not applicable
-------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
     ----------       ____________

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At November 9, 1999, 28,072,229 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          October 2,    April 3,
                                                              1999        1999
                                                            --------    --------
                                                          (Unaudited)
            ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $93,189 at October 2 and
       $206,919 at April 3)............................     $103,735    $207,942
     Accounts receivable, less allowance of $1,106
       at October 2 and $991 at April 3................      149,625     103,364
     Inventories
       Materials and purchased products................      168,287     118,535
       Work in process.................................        4,347       6,349
                                                            --------    --------
                                                             172,634     124,884
     Other.............................................       13,285      17,549
                                                            --------    --------
         Total current assets..........................      439,279     453,739

PROPERTY AND EQUIPMENT
     Land..............................................        8,168       8,168
     Buildings.........................................       44,045      43,817
     Equipment, furniture and fixtures.................      129,219     124,194
     Leasehold improvements............................        2,867       2,681
                                                            --------    --------
                                                             184,299     178,860
     Less accumulated depreciation and amortization.         (58,629)    (50,496)
                                                            --------    --------
                                                             125,670     128,364

OTHER ASSETS...........................................        6,827       7,095

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $3,986 at
     October 2 and $3,320 at April 3...................       88,884      15,443
                                                            --------    --------
                                                            $660,660    $604,641
                                                            ========    ========

The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                         October 2,   April 3,
                                                            1999        1999
                                                          --------    --------
                                                        (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable................................     $ 86,520    $ 47,149
     Accrued compensation............................       15,452      13,862
     Other accrued liabilities.......................       16,327       6,950
                                                          --------    --------
         Total current liabilities...................      118,299      67,961

LONG-TERM DEBT, less current maturities..............      207,000     207,000

DEFERRED INCOME TAXES................................        8,023       8,511


STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued......          ---         ---
     Common stock, no par value; authorized
       60,000,000 shares; 28,054,129 shares issued
       and 28,004,129 shares outstanding at
       October 2 and 28,013,375 shares issued and
       27,963,375 shares outstanding at April 3......       63,986      63,553
     Additional paid-in capital......................      117,654     117,511
     Retained earnings...............................      146,675     141,082
                                                          --------    --------
                                                           328,315     322,146
     Less common stock in treasury - at cost,
       50,000 shares.................................         (977)       (977)
                                                          --------    --------
                                                           327,338     321,169
                                                          --------    --------
                                                          $660,660    $604,641
                                                          ========    ========


The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - In thousands, except per share data)


                                                            Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                   -------------------------------------    ----------------------------
                                                        October 2,         September 26,    October 2,    September 26,
                                                           1999                 1998           1999            1998
                                                   ---------------------   --------------   -----------   --------------

Net sales.......................................               $236,073         $147,500      $441,249         $304,557
Cost of sales...................................                196,363          128,149       369,509          254,118
                                                               --------         --------      --------         --------
     Gross profit...............................                 39,710           19,351        71,740           50,439
Selling, general and administrative expenses....                 32,423           25,374        60,514           50,005
                                                               --------         --------      --------         --------
     Operating profit (loss)....................                  7,287           (6,023)       11,226              434
Other income (expense)
     Interest expense...........................                 (2,575)          (2,574)       (5,153)          (5,148)
     Other - net................................                  1,354            2,803         3,136            5,678
                                                               --------         --------      --------         --------
       Earnings (loss) before income taxes......                  6,066           (5,794)        9,209              964
Income taxes....................................                  2,382           (2,273)        3,616              377
                                                               --------         --------      --------         --------
       NET EARNINGS (LOSS)......................               $  3,684         $ (3,521)     $  5,593         $    587
                                                               ========         ========      ========         ========
Earnings (loss) per share:
         Basic..................................                   $.13            $(.13)         $.20             $.02
                                                               ========         ========      ========         ========
         Diluted................................                   $.13            $(.13)         $.20             $.02
                                                               ========         ========      ========         ========
Weighted average shares:
         Basic..................................                 27,993           27,603        27,984           27,408
                                                               ========         ========      ========         ========
         Diluted................................                 28,740           27,603        28,534           27,932
                                                               ========         ========      ========         ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Twenty-Six Weeks Ended
                                                     ----------------------------
                                                        October 2,     September 26,
                                                           1999             1998
                                                         --------          -------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings.....................................        $  5,593          $   587
 Adjustments to reconcile net earnings to net
  cash (used) provided by operating activities
   Depreciation and amortization..................           8,813            7,029
   Provision for losses on accounts receivable.                115               58
   Loss (gain) on disposal of property
    and equipment.................................               9             (261)
   Stock option expense...........................             143              161
   Loss on sale of trading securities.............             ---              327
   Net sales of trading securities................             ---           29,619
   Change in assets and liabilities, net of
    effects from business acquisitions
    Accounts receivable...........................         (24,433)          (2,646)
    Inventories...................................         (25,949)          (2,571)
    Other current assets..........................           3,295           (6,736)
    Other assets..................................             343           (1,011)
    Accounts payable..............................          17,102           (1,427)
    Accrued compensation..........................           1,125           (2,529)
    Other accrued liabilities.....................           2,034              407
    Income taxes..................................             ---           (2,946)
    Deferred income taxes.........................              50               50
     Long-term liabilities........................             ---              477
                                                          --------          -------
      Total adjustments...........................         (17,353)          18,001
                                                          --------          -------
      Net cash (used) provided by
       operating activities.......................         (11,760)          18,588


                                    (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Twenty-Six Weeks Ended
                                                                    ---------------------------
                                                                    October 2,      September 26,
                                                                       1999              1998
                                                                     ---------         --------
                                                                             (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...............................                $  (4,625)        $ (9,428)
  Business acquisitions..............................                  (64,000)             ---
  Proceeds from sale of property and equipment.......                      ---              896
                                                                     ---------         --------
    Net cash used by investing activities............                  (68,625)          (8,532)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on long-term debt of acquired businesses                     (24,255)             ---
  Issuance of common stock...........................                      352            3,076
  Tax effect of common stock issued upon exercise
   of employee stock options.........................                       81            5,338
                                                                     ---------         --------
    Net cash (used) provided by financing
     activities......................................                  (23,822)           8,414
                                                                     ---------         --------

NET (DECREASE) INCREASE IN CASH......................                 (104,207)          18,470

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....                  207,942          179,907
                                                                     ---------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........                $ 103,735         $198,377
                                                                     =========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
   Interest..........................................                $   4,658         $  4,658
   Income taxes......................................                     (916)           5,226



The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies

The consolidated balance sheet as of October 2, 1999, and the consolidated statements of earnings and cash flows for the thirteen and twenty-six week periods ended October 2, 1999 and September 26, 1998, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 3, 1999, included in the Company's Form 10-K for that period.

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

On June 3, 1999, the Company acquired certain assets and assumed certain liabilities of Advacom, Inc. ("Advacom") for a cash purchase price of $33.0 million plus the assumption of approximately $21.8 million of interest bearing obligations which were retired on the day of closing. Advacom is a Pennsylvania based distributor of electronic connectors, passive and electromechanical components which generated approximately $112.0 million in revenue for the year ended December 31, 1998.

On November 1, 1999, subsequent to the close of the quarter, the Company acquired all the outstanding common stock of Orange Coast Datacomm, Inc., Orange Coast Cabling, Inc. and Go Telecomm, Inc., collectively known as the Orange Coast Companies ("Orange Coast") for an aggregate purchase price of $19.0 million, which includes the issuance of an unsecured promissory note in the amount of $9.0 million. Orange Coast, which reported sales of approximately $19.0 million for the year ended December 31, 1998, provides comprehensive end-to-end voice and data network solutions to major corporations from offices in Irvine and Santa Clara, California.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 0.7 million and 0.5 million were used in the calculation of diluted earnings per common share for the thirteen and twenty-six week periods ended October 2, 1999, respectively. Incremental shares were not used in the calculation of diluted earnings per common share for the thirteen weeks ended September 26, 1998 since the effect of their inclusion would be antidilutive. For the twenty-six week period ended September 26, 1998, incremental shares of
0.5 million were used in the calculation. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004 because inclusion of such shares would be antidilutive.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the thirteen and twenty-six week periods ended October 2, 1999 increased $88.6 million, or 60.0%, and $136.7 million, or 44.9%, compared to the same periods a year ago. Distribution and network integration sales increased 61.3% and 44.8% from the prior year thirteen and twenty-six week periods, respectively, primarily as a result the SabreData and Advacom acquisitions, an improved demand for networking products and services, and a strengthening market for passive components. Contract manufacturing revenues increased 56.8% and 45.2% from the prior year thirteen and twenty-six week periods, respectively, primarily as a result of sales of the division's expanded manufacturing services to customers in the network systems and telecommunications industries and as a result of increased sales to the semiconductor capital equipment industry.

Gross profit increased $20.4 million, or 105.2%, for the thirteen weeks and $21.3 million, or 42.2%, for the twenty-six weeks compared to the corresponding periods a year ago primarily due to increased sales. For the thirteen week period, gross profit as a percentage of sales increased to 16.8% from 13.1% in the same period last year and up from the 15.6% reported in the quarter ending July 3, 1999. The increase in the gross profit percentage for the thirteen week period resulted from improved plant utilization in the Company's contract manufacturing business and the impact of the acquisitions of SabreData and Advacom. For the twenty-six week period, the gross profit percentage was 16.3%, slightly lower than the 16.6% reported in the comparable period of the previous year primarily due to product mix changes.

Selling, general and administrative ("SG&A") expenses increased $7.0 million, or 27.8%, and $10.5 million, or 21.0% for the thirteen and twenty-six week periods, respectively. The increase in SG&A expenses was primarily due to the acquisitions of SabreData and Advacom and the expenses necessary to support the Company's existing operations. The Company continues to focus on cost containment and expense reduction initiatives across the Company. As a percentage of sales, SG&A expenses decreased to 13.7% in both the thirteen and twenty-six week periods from 17.2% in the thirteen week period and 16.4% in the twenty-six week period a year ago.

Interest expense consists of interest on the 4 1/2% Convertible Subordinated Notes due 2004.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents. The decrease in interest and dividend income for the thirteen and twenty-six week periods compared to the corresponding periods a year ago was primarily due to lower cash balances resulting from the acquisitions of SabreData and Advacom during the first quarter of fiscal 2000.

The Company reported net earnings of $3.7 million for the thirteen week period compared to a net loss of $3.5 million in the corresponding period a year ago. For the twenty-six week period, net earnings were $5.6 million compared to $0.6 million last year. The increase in net earnings for both periods was primarily the result of increased gross profit partially offset by an increase in SG&A expenses.

Liquidity and Capital Resources

Working capital at October 2, 1999 was $321.0 million, a decrease of $64.8 million, or 16.8%, since April 3, 1999. The decrease was primarily the result of the cash expended for the purchase of SabreData and Advacom during the first quarter of fiscal 2000.

Included in the Company's working capital at October 2, 1999 are investments of $93.2 million, a decrease of $113.7 million since April 3, 1999. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At October 2, 1999, funds were invested in institutional money market funds, which are compatible with the Company's stated investment strategy.

The Company intends to apply its capital resources to expand its business by establishing or acquiring similar distribution and manufacturing operations in geographic areas that are attractive to the Company. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources including funds generated from operations should be sufficient to meet its current capital requirements.

Year 2000 Statement

The Year 2000 Issue results from computer hardware and software systems that were not designed to distinguish between centuries and may not accommodate some or all dates beyond the year 1999. Therefore, some computer hardware and software systems will need to be modified prior to the year 2000 in order to remain functional.

The Company has completed a comprehensive inventory of its critical systems, equipment and facilities. The Company's business Information Technology (IT) systems include business applications, computing hardware and software and related networking equipment and software. Non-IT systems are primarily embedded technology such as microcontrollers, used in the Company's facilities and the manufacture or distribution of its products. As part of its systems inventory process, the Company categorized each of its IT and non-IT systems as critical, medium, or low priority, based upon the potential impact to the Company of the failure of such a system to be ready for the year 2000. As a result of the Company's strategic migration to new application systems that began in 1995, substantially all of the Company's IT systems use hardware and software platforms that the vendors have represented to be Year 2000 compliant. The Company has resolved most Year 2000 Issues with the IT systems of SabreData and Advacom through integration with the Company's systems. The failure of any remaining systems of SabreData and Advacom not integrated into the Company's systems that are not Year 2000 ready have not been determined to be critical and any such failure is not likely to have a material effect on the Company's financial condition, business activities or results of operations. The Company expects the systems of Orange Coast to be compliant or replaced by the end of calendar 1999. In addition, vendors have represented that the majority of the Company's non-IT systems are Year 2000 compliant. Nonetheless, for hardware or software which the Company had categorized as being critical and medium, the Company conducted testing to verify the vendors' representations. Testing of the Company's IT and non-IT systems that the Company categorized as critical and medium is complete. Many low priority systems will not be tested as their failure would not be expected to have a material impact on the Company. The Company estimates that the costs to be incurred in calendar 1999 and 2000 associated with assessing, remediating and testing its IT and non-IT systems will not exceed $0.5 million. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers, customers or third parties. It is possible that the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

One component of the Company's Year 2000 program is to monitor the Year 2000 readiness efforts of suppliers, service providers and other entities with which the Company has a business relationship. These assessments of third parties are nearing completion. Although the Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations or cash flows, because the Company is relying, in large measure, on statements made by such third parties in order to prepare its assessment of third parties and its estimates of costs, the lack of responsiveness or accuracy in such third-party statements could materially affect the assessments and the costs of the Company's Year 2000 project. As a result, the Company cannot predict the potential consequences if third parties or their products are not Year 2000 compliant. While the Company believes its efforts to address the Year 2000 Issues will be successful in avoiding any material adverse effect on the Company's operations or financial condition, the most reasonably likely worst case Year 2000 scenario would be the failure of a group of third-party suppliers to be Year 2000 ready, causing the Company to be unable to fully maintain, manufacture and distribute its products and services for some indeterminate period of time. The Company relies on third-party suppliers of products that the Company distributes and on third-party suppliers of transportation services, including express delivery services. If there were a widespread failure in the ability of suppliers to ship products or of transportation enterprises to be able to provide services, it would likely cause temporary financial losses and an inability of the Company to provide products and services to its customers. Furthermore, some of the products distributed by the Company are available only from a single source (due to product branding) or from a limited group of suppliers (due to technical specifications). Consequently, the failure of such suppliers to be fully prepared for the Year 2000 advent could disrupt the Company's ability to timely meet customer orders.

Throughout calendar 1999 and the early part of the year 2000, the Company will continue to assess its Year 2000 Issues related to its physical plant and equipment, products, suppliers, and customers. As a part of that assessment, the Company is engaged in a contingency planning process integral to its Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes, and then establishing a plan of action that the Company may pursue to keep such processes operational in the event that either the Company or critical third parties suffer Year 2000 disruptions. The Company will continue to monitor the efforts of third parties and public infrastructure to prepare for the Year 2000, and may modify and adjust its contingency plan throughout the year as additional information becomes available. In certain cases, especially the failure of national infrastructure, there may be no practical alternative course of action available to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          4 - Rights Agreement between the Company and ChaseMellon Shareholder
              Services, L.L.C. dated October 21, 1999, which includes as Exhibit A the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed with the Securities and Exchange Commission on November 5, 1999.

          11 - Computation of Earnings Per Share.
          27 - Financial Data Schedule.

     (b)  Reports on Form 8-K:

          On November 8, 1999, the Company filed with the Securities and Exchange Commission a report on Form 8-K, relating to the Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C. dated October 21, 1999, pursuant to which one preferred stock purchase right was created for each outstanding share of Company common stock. No financial statements were filed in relation to this 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KENT ELECTRONICS CORPORATION
                                   --------------------------------------
                                       (Registrant)



Date:      November 12, 1999       By:  /s/ Morrie K. Abramson
           -----------------           ----------------------------------
                                         Morrie K. Abramson
                                         Chairman of the Board, Chief
                                         Executive Officer and Director
                                         (Principal Executive Officer)



Date:      November 12, 1999       By: /s/ Stephen J. Chapko
           -----------------           -----------------------------------
                                         Stephen J. Chapko
                                         Executive Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Secretary (Principal Financial
                                         Officer)


Date:      November 12, 1999       By:  /s/ David D. Johnson
           -----------------            ----------------------------------
                                         David D. Johnson
                                         Vice President, Corporate
                                         Controller (Principal Accounting
                                         Officer)