Form 10-Q
period 2000-01-01
KENT ELECTRONICS CORP
filed 2000-02-14
CIK 793024

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   January 1, 2000
                               -------------------------------------------------

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
                              ---------------------------  ---------------------
Commission file number  0-14643
                       ---------------------------------------------------------


                         KENT ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                          74-1763541
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


     1111 Gillingham Lane, Sugar Land, Texas                         77478
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (281) 243-4000
                                                    ----------------------------
      Not applicable
--------------------------------------------------------------------------------

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

Yes      X        No
     ---------      --------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At February 9, 2000, 28,153,088 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                          January 1,    April 3,
                                                             2000         1999
                                                          ----------    --------
                                                          (Unaudited)
                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $91,165 at January 1 and
       $206,919 at April 3)............................     $ 90,131   $207,942
     Accounts receivable, less allowance of $873
       at January 1 and $991 at April 3................      165,132    103,364
     Inventories
       Materials and purchased products................      183,951    118,535
       Work in process.................................        4,280      6,349
                                                            --------   --------
                                                             188,231    124,884
     Other.............................................       13,527     17,549
                                                            --------   --------
         Total current assets..........................      457,021    453,739

PROPERTY AND EQUIPMENT
     Land..............................................        8,168      8,168
     Buildings.........................................       44,226     43,817
     Equipment, furniture and fixtures.................      132,548    124,194
     Leasehold improvements............................        2,943      2,681
                                                            --------   --------
                                                             187,885    178,860
     Less accumulated depreciation and amortization....      (63,168)   (50,496)
                                                            --------    --------
                                                             124,717    128,364

OTHER ASSETS...........................................        6,508      7,095

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $4,687 at
     January 1 and $3,320 at April 3...................      107,284     15,443
                                                            --------   --------
                                                            $695,530   $604,641
                                                            ========   ========

The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                        January 1,    April 3,
                                                           2000         1999
                                                        ----------    --------
                                                        (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable................................     $ 97,435    $ 47,149
     Accrued compensation............................       18,074      13,862
     Other accrued liabilities.......................       22,272       6,950
                                                          --------    --------
         Total current liabilities...................      137,781      67,961

LONG-TERM DEBT, less current maturities..............      216,000     207,000

DEFERRED INCOME TAXES................................        8,048       8,511


STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued......          ---         ---
     Common stock, no par value; authorized
       60,000,000 shares; 28,133,230 shares issued
       and 28,083,230 shares outstanding at
       January 1 and 28,013,375 shares issued and
       27,963,375 shares outstanding at April 3......       65,049      63,553
     Additional paid-in capital......................      117,726     117,511
     Retained earnings...............................      151,903     141,082
                                                          --------    --------
                                                           334,678     322,146
     Less common stock in treasury - at cost,
       50,000 shares.................................         (977)       (977)
                                                          --------    --------
                                                           333,701     321,169
                                                          --------    --------
                                                          $695,530    $604,641
                                                          ========    ========


The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - In thousands, except per share data)

                                                       Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                   -----------------------------         -------------------------------
                                                   January 1,        December 26,        January 1,          December 26,
                                                      2000               1998               2000                 1998
                                                   ----------        -----------         ----------          -----------
Net sales.......................................     $259,035          $155,424           $700,284             $459,981
Cost of sales...................................      214,077           131,715            583,586              385,833
                                                    ---------          --------           --------             --------
     Gross profit...............................       44,958            23,709            116,698               74,148

Selling, general and administrative expenses....       35,029            25,434             95,543               75,439
                                                    ---------          --------           --------             --------
     Operating profit (loss)....................        9,929            (1,725)            21,155               (1,291)
Other income (expense)
     Interest expense...........................       (2,574)           (2,575)            (7,727)              (7,723)
     Other - net................................        1,250             2,754              4,386                8,432
                                                    ---------          --------           --------             --------
       Earnings (loss) before income taxes......        8,605            (1,546)            17,814                 (582)
Income taxes....................................        3,377              (607)             6,993                 (230)
                                                    ---------          --------           --------             --------
       NET EARNINGS (LOSS)......................     $  5,228          $   (939)          $ 10,821             $   (352)
                                                    =========          =========          ========             ========

Earnings (loss) per common share:
     Basic......................................         $.19             $(.03)              $.39                $(.01)
                                                     ========          ========           ========             ========
     Diluted....................................         $.18             $(.03)              $.38                $(.01)
                                                     ========          ========           ========             ========
Weighted average shares:
     Basic......................................       28,057             27,916            28,008               27,577
                                                    =========          =========          ========             ========
     Diluted....................................       28,971             27,916            28,680               27,577
                                                    =========          =========          ========             ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Thirty-Nine Weeks Ended
                                                      ------------------------
                                                      January 1,    December 26,
                                                         2000           1998
                                                      ----------    -----------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)...............................   $  10,821      $    (352)
 Adjustments to reconcile net earnings (loss) to
  net cash (used) provided by operating
  activities
   Depreciation and amortization...................      14,058         10,995
   Provision for losses on accounts receivable.            (118)            89
   Loss (gain) on disposal of property
    and equipment..................................          18           (340)
   Stock option expense............................         215            242
   Loss on sale of trading securities..............         ---            327
   Net sales of trading securities.................         ---         29,619
   Change in assets and liabilities, net of
    effects from business acquisitions
    Accounts receivable............................     (36,175)        (1,915)
    Inventories....................................     (38,902)        (4,076)
    Other current assets...........................       3,313         (8,247)
    Other assets...................................         662           (772)
    Accounts payable...............................      22,891         (4,260)
    Accrued compensation...........................       2,085            130
    Other accrued liabilities......................       6,337          5,920
    Income taxes...................................         ---         (2,946)
    Deferred income taxes..........................          75             75
    Long-term liabilities.........................          ---            602
                                                      ---------      ---------
      Total adjustments............................     (25,541)        25,443
                                                      ---------      ---------
      Net cash (used) provided by
       operating activities........................     (14,720)        25,091


                                  (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Thirty-Nine Weeks Ended
                                                      -------------------------
                                                      January 1,    December 26,
                                                         2000           1998
                                                      ----------    ------------
                                                           (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures............................... $  (8,090)       $(14,948)
  Business acquisitions, net of cash acquired........   (71,906)            ---
  Proceeds from sale of property and equipment.......        14           2,487
                                                      ---------        --------
    Net cash used by investing activities............   (79,982)        (12,461)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on long-term debt of acquired businesses      (24,605)            ---
  Issuance of common stock...........................     1,134           4,148
  Tax effect of common stock issued upon exercise
   of employee stock options.........................       362           5,526
                                                      ---------        --------
    Net cash (used) provided by financing
     activities......................................   (23,109)          9,674
                                                      ---------        --------

NET (DECREASE) INCREASE IN CASH......................  (117,811)         22,304

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....   207,942         179,907
                                                      ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........... $  90,131        $202,211
                                                      =========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest.......................................... $   4,658        $  4,658
   Income taxes......................................     1,694           5,308


The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies

The consolidated balance sheet as of January 1, 2000, and the consolidated statements of earnings and cash flows for the thirteen and thirty-nine week periods ended January 1, 2000 and December 26, 1998, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 3, 1999, included in the Company's Form 10-K for that period.

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

On November 1, 1999, the Company acquired all the outstanding common stock of Orange Coast Datacomm, Inc., Orange Coast Cabling, Inc. and Go Telecomm, Inc., collectively known as the Orange Coast Companies ("Orange Coast") for an aggregate purchase price of approximately $17.7 million, which includes the issuance of an unsecured promissory note in the amount of $9.0 million. Orange Coast, which reported sales of approximately $19.0 million for the year ended December 31, 1998, provides comprehensive end-to-end voice and data network solutions to major corporations from offices in Irvine and Santa Clara, California.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 0.9 million and 0.7 million were used in the calculation of diluted earnings per common share for the thirteen and thirty-nine week periods ended January 1, 2000, respectively. Incremental shares were not used in the calculation of diluted earnings per common share for the thirteen and thirty-nine weeks ended December 26, 1998 since the effect of their inclusion would be antidilutive. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004 because inclusion of such shares would be antidilutive.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the thirteen and thirty-nine week periods ended January 1, 2000 increased $103.6 million, or 66.7%, and $240.3 million, or 52.2%, compared to the same periods a year ago. Distribution and network integration sales increased 82.8% and 57.2% from the prior year thirteen and thirty-nine week periods, respectively, primarily as a result the SabreData, Advacom and Orange Coast acquisitions, an improved demand for networking products and services, and a strengthening market for certain distribution components. Contract manufacturing revenues increased 29.4% and 39.4% from the prior year thirteen and thirty-nine week periods, respectively, primarily as a result of sales of the division's expanded manufacturing services to customers in the network systems industry and as a result of increased sales to the semiconductor capital equipment industry.

Gross profit increased $21.2 million, or 89.6%, for the thirteen weeks and $42.6 million, or 57.4%, for the thirty-nine weeks compared to the corresponding periods a year ago primarily due to increased sales. For the thirteen week period, gross profit as a percentage of sales increased to 17.4% and 16.7% in the thirteen and thirty-nine week periods, respectively, from 15.3% and 16.1% in the comparable periods of the previous year. The increase in the gross profit percentage for both periods resulted from improved plant utilization in the Company's contract manufacturing business, an improved pricing environment for certain products and services, and the growth in distribution and network integration business primarily due to the acquisitions of SabreData, Advacom and Orange Coast.

Selling, general and administrative ("SG&A") expenses increased $9.6 million, or 37.7%, and $20.1 million, or 26.6% for the thirteen and thirty-nine week periods, respectively. The increase in SG&A expenses was primarily due to the acquisitions of SabreData, Advacom and Orange Coast and the expenses necessary to support the growth in the Company's operations. As a percentage of sales, SG&A expenses decreased to 13.5% and 13.6% in the thirteen and thirty-nine week periods, respectively, from 16.4% in both the thirteen and thirty-nine week periods of fiscal 1999. The reduction of SG&A expenses as a percentage of sales is a result of the continued focus on cost containment and leveraging operating expense on larger sales.

Interest expense consists of interest on the 4 1/2% Convertible Subordinated Notes due 2004.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents. The decrease in interest and dividend income for the thirteen and thirty-nine week periods compared to the corresponding periods a year ago was primarily due to lower cash balances resulting from the acquisitions of SabreData, Advacom and Orange Coast in fiscal 2000.

The Company reported net earnings of $5.2 million for the thirteen week period compared to a net loss of $0.9 million in the corresponding period a year ago. For the thirty-nine week period, net earnings were $10.8 million compared to a net loss of $0.4 million last year. The increase in net earnings for both periods was primarily the result of increased gross profit partially offset by an increase in SG&A expenses.

Liquidity and Capital Resources

Working capital at January 1, 2000 was $319.2 million, a decrease of $66.5 million, or 17.2%, since April 3, 1999. The decrease was primarily the result of the cash expended for the acquisition of SabreData, Advacom and Orange Coast, and for the retirement of the acquired companies' debt during fiscal 2000.

Included in the Company's working capital at January 1, 2000 are investments of $91.2 million, a decrease of $115.8 million since April 3, 1999. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At January 1, 2000, funds were invested in institutional money market funds, which are compatible with the Company's stated investment strategy.

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

Year 2000 Statement

The Year 2000 Issue results from computer hardware and software systems that were not designed to distinguish between centuries and may not accommodate some or all dates beyond the year 1999. Therefore, some computer hardware and software systems were modified prior to the year 2000 in order to remain functional.

With the exceptions noted below, by the end of the third calendar quarter of 1999, the Company had completed its Year 2000 program. That program consisted of a comprehensive inventory of its critical systems, prioritization of such systems based upon a risk analysis of the Company's business processes, communication from vendors regarding the Year 2000 readiness of computer hardware, software and equipment with embedded chips, testing of the most critical systems regardless of vendor representations, and the monitoring of third-party readiness for the Company's critical business partners. The only exceptions to the readiness of the Company's systems by September 30, 1999 were the systems of Orange Coast which were tested and determined to be compliant or were replaced by the end of calendar 1999. As of the date of this report, the Company has experienced no known disruptions to its systems or business operations as a result of Year 2000 events nor have any such disruptions been reported to us by our critical business partners. The Company estimates that the costs to be incurred in calendar 1999 and 2000 associated with assessing, remediating and testing its IT and non-IT systems will not exceed $0.5 million. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers, customers or third parties.

Throughout the early part of the year 2000, the Company will continue to assess its Year 2000 Issues related to its physical plant and equipment, products, suppliers, and customers. As a part of its Year 2000 program, the Company engaged in a contingency planning process integral to its Year 2000 program. The contingency planning phase consisted of developing a risk profile of the Company's critical business processes, and then establishing a plan of action that the Company may pursue to keep such processes operational in the event that either the Company or critical third parties suffer Year 2000 disruptions. While the Company experienced no known disruptions with respect to systems under its control, the Company will continue to monitor the reporting of third parties and public infrastructure with respect to the Year 2000, and may modify and adjust its contingency plan throughout the year as additional information becomes available.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          11 - Computation of Earnings Per Share.
          27 - Financial Data Schedule.
     (b)  Reports on Form 8-K:
          Not applicable

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KENT ELECTRONICS CORPORATION
                                   --------------------------------------
                                             (Registrant)



Date:       February 14, 2000               By: /s/ Morrie K. Abramson
      --------------------------------         ----------------------------
                                               Morrie K. Abramson
                                               Chairman of the Board, Chief
                                               Executive Officer and Director
                                               (Principal Executive Officer)


Date:       February 14, 2000               By: /s/ Stephen J. Chapko
      --------------------------------         ----------------------------
                                               Stephen J. Chapko
                                               Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Secretary (Principal Financial
                                               Officer)


Date:       February 14, 2000               By: /s/ David D. Johnson
      --------------------------------         ----------------------------
                                               David D. Johnson
                                               Vice President, Corporate
                                               Controller (Principal Accounting
                                               Officer)