Form 10-K
period 2000-04-01
KENT ELECTRONICS CORP
filed 2000-06-27
CIK 793024

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended April 1, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ________.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 21, 2000 was approximately $777,805,084.

     As of June 21, 2000, there were outstanding 28,446,028 shares of Common Stock, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2000 Annual Meeting of Shareholders of the Registrant (Sections entitled "Kent Common Stock Beneficially Owned by Directors, Officers and Five Percent Shareholders", "Compensation Tables", "Executive Officers" and "Proposal 1 - Election of Directors", and Subsections entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and "Certain Transactions") is incorporated by reference in Part III of this Report.

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

ITEM 1. BUSINESS

THE COMPANY

     Kent Electronics Corporation (the "Company") is a national specialty distributor, network integrator and full-service contract manufacturer. The Company has strategically aligned its operations into three complementary business units that seek to develop competitive advantages within targeted markets.

o Kent Components distributes electronic connectors, electronic wire and cable, and other passive and electromechanical products and interconnect assemblies used in assembling and manufacturing electronic products. The division also provides value-added services such as cable assembly, fan assembly, taping and reeling, and component modification as well as a variety of materials management services.

o Kent Datacomm offers a full range of end-to-end network solutions and professional services, including design consulting, source selection, product configuration and installation, and warranty and technical support. The division's areas of expertise include voice over IP, video to the desktop, network security, wireless, network management and structured cabling solutions. The voice and data communication products it offers include network interface cards, switches, hubs, routers, modems, connectivity devices, fiber optics and copper cabling.

o K*TEC Electronics is a full-service vertically integrated contract manufacturer whose capabilities include electronic interconnect assemblies, printed circuit board assemblies, sheet metal fabrication, powder painting, plastic injection molding, other subassemblies that are built to customers' specifications and final system integration (box build).

The Company focuses on providing its customers a continuum of products and services that emphasizes technology-based materials management and manufacturing solutions. To successfully execute its strategy, during the three fiscal years ended April 1, 2000, the Company invested approximately $77 million in capital expenditures. These expenditures were primarily for information systems, equipment and construction of the Company's state-of-the-art 220,000 square foot distribution facility that began operating in fiscal 2000 and the adjacent state-of-the-art K*TEC facility in Sugar Land, Texas completed in spring 1997, consisting of approximately 472,000 square feet.

INDUSTRY OVERVIEW

     Outsourcing is a rapidly growing trend in many industry sectors in the United States as companies seek to reduce costs and improve operating efficiencies. Electronics original equipment manufacturers ("OEMs") are increasingly outsourcing materials management and manufacturing operations, ranging from inventory management to complete box build combined with distribution to the end customer. Manufacturers of electronic products are responding to this trend by utilizing technology-based materials management and logistical solutions provided by distributors. In addition, the Company believes that there is an emerging trend of OEMs to align with contract manufacturers who have distribution capabilities and expertise. Because of its experience in both distribution and manufacturing, the Company is particularly well-positioned to capitalize on these trends. The Company expects networking customers, including corporations, educational institutions and governmental agencies, to rely increasingly on value-added resources to design, deliver, install, fine-tune and maintain complex systems. The convergence of voice, data and video applications and the growth in electronic commerce and the Internet will continue to present opportunities to provide network integration services. The potential benefits from outsourcing materials management, manufacturing operations and network integration services include:

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

          ACCESS TO LEADING NETWORK INTEGRATION SERVICES. Corporations and educational and governmental institutions are faced with the challenge of developing and maintaining complex network systems to harness the potential of electronic commerce, the Internet and the convergence of voice, data and video applications. Networking customers are motivated to work with a network integrator in order to gain access to a selection of products and expertise in design, installation, security, monitoring and technical support.

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

          CAPITALIZING ON INDUSTRY CONSOLIDATION. The Company expects consolidation within the specialty distribution and contract manufacturing sectors of the electronics industry to continue in response to increasing demands on suppliers by OEMs to provide integrated, technology-based materials management and manufacturing solutions. The Company anticipates increased opportunities to acquire the production capacity of OEMs following the trend toward outsourcing manufacturing operations. In addition, the Company expects consultation to continue in the network integration sector in response to networking customers' increasing reliance on outsourced professional services. The Company will continue to evaluate and pursue acquisition opportunities that enhance its position as a national distributor, network integrator and contract manufacturer of electronic products.

          CAPITALIZING ON NETWORK TECHNOLOGY PROLIFERATION. The Company expects large networking customers to rely increasingly on value-added resources to install, fine-tune and maintain complex systems. In response to these customer needs, the Company has expanded its professional services, including network design and consultation, product configuration, network security, remote network monitoring and troubleshooting, and maintenance programs and technical support. Professional services provide an emergent source of revenues, as well as a means of solidifying relationships with customers and suppliers.

          MAXIMIZING SYNERGIES BETWEEN BUSINESS UNITS. The Company believes its three business units will continue to enjoy revenue and cost synergies and economies of scale. These benefits include: (i) greater product offerings to the Company's customers across business units, (ii) purchasing and volume procurement synergies, (iii) cost efficient opportunities to expand into new geographic markets by utilizing existing facilities and personnel, and (iv) shared warehousing and materials handling capabilities.

          FOCUSING ON CUSTOMER SERVICE. The Company continues to emphasize customer service as a competitive advantage. The Company's technology-based materials management services enable the Company to offer value-added solutions to its customers. Customers of Kent Components may enter orders and review the status of their orders in an on-line, real-time environment through an Internet connection. Similarly, K*TEC customers have Internet access to K*TEC's intranet in order to monitor printed circuit board production quality, board and box build assembly methods and product throughput in a real-time environment. Each customer's Internet site is secured and tailored for the customer's unique needs. The Company believes that through these and other customer service innovations it will continue to strengthen and develop customer relationships.

SPECIALTY DISTRIBUTION

     Kent Components focuses primarily on providing its industrial and OEM customers with rapid and reliable deliveries of interconnect, passive and electromechanical products as well as a wide variety of materials management services. The division also provides value-added services such as cable assembly, fan assembly, taping and reeling, and component modification. Kent Components utilizes a computerized inventory control system to assist in the marketing of its products and to coordinate purchases from suppliers with sales to customers. Customers of Kent Components may enter orders and review the status of their orders in an on-line, real-time environment through an Internet connection. The division's computer system provides detailed on-line information regarding the availability of the Company's entire stock of inventory located at its stocking facilities as well as on-line access to the inventories of most of the Company's major suppliers. Through its integrated real-time information system, the Company can readily track customers' orders through the entire process of entering the order, reserving products to fill the order, ordering components from suppliers, if necessary, and shipping products to customers on scheduled dates. Kent Components is thus able to provide the type of distributor service required by its OEM customers that have adopted the "just-in-time" method of inventory procurement. Kent Components serves numerous markets, including the computer, instrumentation, medical, networking systems and telecommunications markets.

NETWORK INTEGRATION

     Kent Datacomm offers a full range of end-to-end network solutions. The division's areas of expertise include voice over IP, video to the desktop, network security, wireless, network management and structured cabling solutions. The voice and data communication products it offers include network interface cards, switches, hubs, routers, modems, connectivity devices, fiber optics and copper cabling. Kent Datacomm's professional services include project management, network design, product configuration, remote network monitoring and troubleshooting, maintenance programs, and 7-day-a-week, 24-hour-a-day technical support. Through a focused sales effort, the Company believes it is able to participate directly in the large and rapidly growing networking market, capitalizing on the increasing need for network bandwidth. Kent Datacomm serves mid to large scale enterprises in numerous industries, as well as educational institutions and governmental agencies.

CONTRACT MANUFACTURING

     K*TEC provides vertically integrated electronic manufacturing products and services, including printed circuit board assembly and test, electronic interconnect assemblies, subassemblies, sheet metal fabrication and powder paint, plastic injection molding and box build. The Company has developed innovative material requirements planning relationships with a select group of OEMs in the computer, medical instrumentation, networking, semiconductor capital equipment and telecommunications industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. K*TEC support teams work closely with K*TEC's customers through all stages of product planning and production to apply advanced design and production technology. K*TEC's computer systems have a computer aided design capability that allows its engineers to be on-line with an OEM's engineers when developing and changing product designs. In addition, K*TEC customers have Internet access to K*TEC's intranet in order to monitor printed circuit board production quality, board and box build assembly methods and product throughput in a real-time environment. Each customer's Internet site is secured and tailored for the customer's unique needs.

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

SALES AND MARKETING

     Each of the Company's business units maintains its own direct sales force. At May 27, 2000, the Company employed approximately 400 sales representatives operating out of sales offices in 36 cities in 24 states. The Company's sales representatives undergo continuous training and attend classes in order to enhance both their technical expertise and sales techniques. Sales associates are compensated primarily on a commission basis. In the marketing of its products, the Company supplements the efforts of its direct sales force with direct mailings of brochures and catalogs, the publication of various white papers, as well as advertisements in trade journals. The Company concentrates its efforts in certain targeted markets in which it only distributes the products of a select group of leading suppliers. This facilitates sales personnel specialization within related product groupings, and permits sales representatives to develop a high degree of technical expertise.

COMPETITION

     The Company faces intense competition from a large number of distributors, suppliers and domestic and foreign manufacturers, some of which are larger, have greater financial resources and broader name recognition, and may, in some instances, have lower costs than the Company. According to industry publications, the Company was the seventh largest electronics distributor in the United States based on total 1999 calendar year sales. Industry publications estimate that ten distributors each had 1999 calendar year North American sales in excess of $500 million. Additionally, an industry publication estimated that Kent Datacomm was the sixth largest network value added reseller in the United States based on 1999 calendar year sales.

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

BACKLOG

     The Company's backlog (consisting of orders the Company believes to be firm) is based upon its internal tracking system, including verbal orders from customers, as well as written purchase orders, all of which may be modified, rescheduled or canceled without penalty. Historically, the Company's backlog figures have provided an indication of future sales in the short term, but traditional backlog has become a less meaningful indicator of future sales for the Company. In recent years, since the Company's business has been increasingly conducted through "just-in-time" and other materials management programs, the Company is required to provide materials in accordance with continually changing forecasts. The Company's estimated backlog, exclusive of "just-in-time" and other materials management programs and forecasts, was approximately $199 million as of April 1, 2000 and $73 million as of April 3, 1999.

EMPLOYEES

     At May 27, 2000, the Company employed approximately 2,600 persons, all on a full time basis. The Company's employees are not subject to any collective bargaining agreement. In addition to its employees, the Company uses other workers on a contract basis, as its needs require.

TRADEMARKS

     The Company has registered a number of trademarks and service marks relating to the operation of its business. These have been of value to the Company in the past and are expected to be of value in the future. The loss of a single trademark or service mark other than "KE Kent Electronics" or " K*TEC Electronics," in the opinion of management, would not have a material adverse effect on the conduct of its business.

RECENT DEVELOPMENTS SINCE FISCAL YEAR END

     On May 22, 2000, the Company sold certain assets of its specialty wire and cable redistribution business. The Company believes that this transaction is consistent with its strategy of strengthening its core operations and effectively deploying its resources to serve high growth applications. The Company's redistribution assets which were sold generated annual revenues of approximately $93 million, representing 9% of the Company's total sales for the fiscal year ended April 1, 2000. The transaction is expected to be earnings-neutral to the Company in fiscal 2001.

ITEM 2. PROPERTIES

     The Company's K*TEC facility located in Sugar Land, Texas consists of approximately 472,000 square feet. The Company's Sugar Land distribution facility, which was completed in Fiscal 2000 consists of approximately 220,000 square feet. The Company's facilities in Sugar Land are located on a 96 acre parcel of land.

     The Company owns a 66,000 square foot office facility in Houston, Texas. The Company also owns a 2.7 acre tract of vacant land adjacent to the office facility. In nearby owned facilities, the Company uses approximately 18,000 square feet of space for office purposes and approximately 97,000 square feet for specialty distribution and network integration operations.

     The following table summarizes the principal properties leased by the
Company:

                                        APPROXIMATE               LEASE
         LOCATION                     SQUARE FOOTAGE             EXPIRES
         --------                     --------------             -------
Austin, Texas                              35,940(1)              2001
Fountain Valley, California                16,996                 2003
Houston, Texas                            151,000                 2003
Linden, New Jersey                         15,021                 2004
McKean, Pennsylvania                       56,700                 2000
Milipitas, California                      39,800                 2003
Philadelphia, Pennsylvania                 20,000                 2001
Plano, Texas                               52,432                 2004
Santa Fe Springs, California               22,000                 2001
Schaumburg, Illinois                       19,614                 2002
St. Paul, Minnesota                        21,642                 2005

(1) includes two leased properties in Austin, Texas.

     As of May 27, 2000, the Company's other facilities located in Bloomington, Illinois; Carrollton, Texas; Cedar Rapids, Iowa; Columbia, Maryland; Columbus, Ohio; Dayton, Ohio; Durham, Oregon; El Paso, Texas; Englewood, Colorado; Houston, Texas; Huntsville, Alabama; Indianapolis, Indiana; Irvine, California; Kentwood, Michigan; Livermore, California; Lowell, Massachusetts; McAllen, Texas; Miami, Florida; Mt. Laurel, New Jersey; New York, New York; Novi, Michigan; O'Hara Township, Pennsylvania; Orlando, Florida; Overland Park, Kansas; Pewaukee, Wisconsin; Pine Brook, New Jersey; Pittsford, New York; Plainview, New York; Raleigh, North Carolina; Redmond, Washington; Richardson, Texas; Salem, New Hampshire; San Angelo, Texas; San Antonio, Texas; San Diego, California; San Jose, California; Santa Clara, California; Seneca, New York; Solon, Ohio; Tempe, Arizona; Wallingford, Connecticut; and Warrensville Heights, Ohio occupied an aggregate of approximately 234,191 square feet subject to leases expiring at various times through the year 2005. Most of these leases are subject to renewal at the option of the Company for a term at least equal to the initial term, but at a newly determined rental rate.

     The Company is a party to certain leases through which the Company leased certain properties primarily used in connection with the Company's specialty wire and cable redistribution business, which was sold. In connection with the sale, the Company is in the process of obtaining landlord consents with respect to the assignment of the properties leased by the Company located in Baton Rouge, Louisiana; Cerritos, California; Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; Exton, Pennsylvania; Kent, Washington; Lombard, Illinois; Norcross, Georgia; and Tampa, Florida. These leased properties consist of an aggregate of approximately 249,525 square feet and are subject to leases expiring at various times through the year 2004.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK PRICE RANGE

     The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol "KNT." The following table presents the high and low closing prices for the Company's Common Stock for each fiscal quarter of the Company's fiscal years ended 1999 and 2000 and for a portion of the Company's current quarter, as reported by the New York Stock Exchange.

FISCAL YEAR 1999                                              HIGH            LOW
----------------                                              ----            ---
First Quarter ....................................         $   23.81      $   17.88
Second Quarter ...................................             18.69           8.00
Third Quarter ....................................             17.88           7.81
Fourth Quarter ...................................             13.75           8.31

FISCAL YEAR 2000
----------------
First Quarter ....................................         $   19.81      $    9.13
Second Quarter ...................................             19.81          14.56
Third Quarter ....................................             24.06          16.38
Fourth Quarter ...................................             34.88          20.75

FISCAL YEAR 2001
----------------
First Quarter (through June 21, 2000) ............         $   31.19      $   24.50

     On May 11, 2000, there were 1,213 holders of record of the Company's Common Stock.


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

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five-year period ended April 1, 2000. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.


                                                                              Fiscal Years Ended
                                                   ---------------------------------------------------------------------
                                                    April 1,       April 3,      March 28,      March 29,      March 30,
                                                      2000           1999          1998          1997(1)         1996
                                                   ---------      ---------      ---------      ---------      ---------
                                                              (In thousands, except per share data and ratio)
Statement of Earnings Data:
  Net sales ..................................     $ 993,938      $ 637,064      $ 659,400      $ 516,757      $ 425,810
  Cost of sales ..............................       824,694        536,519        512,147        396,054        313,643
                                                   ---------      ---------      ---------      ---------      ---------
         Gross profit ........................       169,244        100,545        147,253        120,703        112,167
  Selling, general and
         administrative expenses .............       134,310        100,992         90,854         73,607         66,106
  Merger and integration costs ...............            --             --             --          5,500             --
                                                   ---------      ---------      ---------      ---------      ---------
         Operating profit (loss) .............        34,934           (447)        56,399         41,596         46,061
  Other income (expense):
         Interest expense ....................       (10,470)       (10,495)        (5,272)        (1,192)          (898)
         Other - net (principally interest and
             dividend income) ................         5,579         11,236          7,040          4,696          3,932
                                                   ---------      ---------      ---------      ---------      ---------
         Earnings before income  taxes .......        30,043            294         58,167         45,100         49,095
  Income taxes ...............................        11,792            112         22,741         17,479         19,303
                                                   ---------      ---------      ---------      ---------      ---------
         Net earnings ........................     $  18,251      $     182      $  35,426      $  27,621      $  29,792
                                                   =========      =========      =========      =========      =========
  Earnings per common share:
         Basic ...............................     $    0.65      $    0.01      $    1.33      $    1.08      $    1.28
                                                   =========      =========      =========      =========      =========
         Diluted .............................     $    0.63      $    0.01      $    1.26      $    1.00      $    1.21
                                                   =========      =========      =========      =========      =========
  Weighted average shares:
         Basic ...............................        28,062         27,674         26,598         25,580         23,192
                                                   =========      =========      =========      =========      =========
         Diluted .............................        28,888         28,099         28,097         27,580         24,722
                                                   =========      =========      =========      =========      =========
  Ratio of earnings to fixed charges(2) ......          3.4x           1.0x           9.8x          20.1x          27.4x


                                                    April 1,       April 3,      March 28,      March 29,      March 30,
                                                      2000           1999          1998           1997           1996
                                                   ---------      ---------      ---------      ---------      ---------
                                                                              (In thousands)
Balance Sheet Data:
  Working capital ............................     $ 337,336      $ 385,778      $ 366,482      $ 150,884      $ 172,758
  Total assets ...............................       731,135        604,641        591,710        325,594        305,174
  Long-term debt, less current maturities ....       212,000        207,000        207,000             --          1,258
  Mandatorily redeemable preferred stock .....            --             --             --             --          2,200
  Stockholders' equity .......................       344,732        321,169        312,569        262,367        230,968

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere herein. This discussion includes financial information relating to the Company's specialty wire and cable redistribution business which was sold on May 22, 2000.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of net sales, certain selected consolidated financial data for each of the three fiscal years indicated.

                                                                Fiscal Years Ended
                                                       --------------------------------------
                                                       April 1,      April 3,       March 28,
                                                         2000          1999           1998
                                                       --------      --------       ---------
Distribution* ....................................         74.7%         71.5%          63.4%
Manufacturing ....................................         25.3          28.5           36.6
                                                       --------      --------       --------
Net sales ........................................        100.0         100.0          100.0
Cost of sales ....................................         83.0          84.2           77.7
                                                       --------      --------       --------
Gross profit .....................................         17.0          15.8           22.3
Selling, general and administrative expenses .....         13.5          15.9           13.8
                                                       --------      --------       --------
Operating profit (loss) ..........................          3.5          (0.1)           8.5
Other income (expense)
     Interest expense ............................         (1.1)         (1.6)          (0.8)
     Other - net (principally interest and
        dividend income) .........................          0.6           1.8            1.1
                                                       --------      --------       --------
Earnings before income taxes .....................          3.0           0.0            8.8
Income taxes .....................................          1.2           0.0            3.4
                                                       --------      --------       --------
Net earnings .....................................          1.8%          0.0%           5.4%
                                                       ========      ========       ========

* Includes specialty distribution and network integration businesses. The principal products the Company distributes consist of connectors, receptacles and sockets, which collectively accounted for approximately 12%, 12% and 16% of the Company's total sales in its fiscal years ended in 2000, 1999 and 1998, respectively, and other electronic connecting components, such as cable and wiring products, which accounted for approximately 12%, 21% and 17% of the Company's total sales in such years and networking equipment which accounted for approximately 17%, 14% and 8% of the Company's total sales in such years. In addition, the Company distributes capacitors, resistors and electromechanical parts.

COMPARISON OF FISCAL 2000 WITH FISCAL 1999

     Net sales for the fiscal year ended April 1, 2000 increased $356.9 million, or 56.0%, to $993.9 million. Sales from the Company's specialty distribution and network integration businesses, which represented 74.7% of net sales for fiscal 2000, increased $287.2 million, or 63.0%, while contract manufacturing sales increased $69.7 million, or 38.4%. The specialty distribution and network integration sales increase reflected internal growth primarily from increased demand for networking products and services, and interconnect, passive and electromechanical products as well as contributions from acquisitions in fiscal 2000. The contract manufacturing sales increase primarily resulted from higher sales to manufacturers of semiconductor capital equipment and customers in the network systems industry, partially offset by lower sales to manufacturers of computers.

     Gross profit increased $68.7 million, or 68.3%, compared to the prior year. Gross profit as a percentage of sales increased to 17.0% in fiscal 2000 from 15.8% in fiscal 1999. The increase in gross profit was primarily due to increased sales combined with an increase in the gross profit percentage. The increase in the gross profit percentage was due to growth in the specialty distribution and network integration businesses, an improved pricing environment for certain products and services, and improvements in plant and equipment utilization in the Company's contract manufacturing business.

     Selling, general and administrative (SG&A) expenses increased $33.3 million, or 33.0%, when compared to the prior fiscal year. The increase in SG&A expenses was primarily due to expenses necessary to support the growth in the Company's operations, including acquisitions and the expansion of network integration services. As a percentage of sales, SG&A expenses decreased to 13.5% from 15.9% in the preceding year. The decrease as a percentage of sales was the result of the continued focus on cost containment and leveraging operating expenses on higher sales.

     Interest expense consists primarily of interest on the 4.5% Convertible Subordinated Notes due 2004 (the "Notes") issued in September and October 1997.

     Other-net consists principally of interest and dividend income generated by cash and cash equivalents. The decrease in interest and dividend income was due to lower cash balances primarily as a result of acquisitions in fiscal 2000.

     Net earnings for fiscal 2000 were $18.3 million compared to $0.2 million for fiscal 1999. The improved profitability was primarily the result of increased gross profit partially offset by both an increase in SG&A expenses and a decrease in interest and dividend income.

COMPARISON OF FISCAL 1999 WITH FISCAL 1998

     Net sales for the fiscal year ended April 3, 1999 decreased $22.3 million, or 3.4%, to $637.1 million. Sales from the Company's specialty distribution and network integration businesses, which represented 71.5% of net sales, increased 8.9% while contract manufacturing sales decreased $59.7 million, or 24.8%. The specialty distribution and network integration sales increase reflected internal growth primarily from increased demand for networking products and services, wire and cable from both existing customers and an expanded customer base. The specialty distribution and network integration sales increase was slightly offset by lower sales of interconnect, passive and electromechanical products compared to the prior year. The contract manufacturing sales decrease primarily resulted from a decline in sales to manufacturers of computers, and semiconductor capital equipment, partially offset by increased sales to customers in the network systems industry.

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

     SG&A expenses increased $10.1 million, or 11.2%, when compared to the prior fiscal year. As a percentage of sales, SG&A expenses increased to 15.9% from 13.8% in the preceding year. The increase as a percentage of sales was primarily due to costs associated with the ramp up of new customers in the contract manufacturing division, expansion of network integration services and expenses necessary to support the Company's existing operations.

     Interest expense increased $5.2 million due to a full year of interest in fiscal 1999 on the Notes issued in September and October 1997.

     Other-net consists principally of interest and dividend income generated by cash and cash equivalents and trading securities. The increase in interest and dividend income resulted from a full year of investment of the net proceeds from the Notes, partially offset by a decline in short-term interest rates.

     Net earnings for fiscal 1999 were $0.2 million compared to $35.4 million for fiscal 1998. The reduction of net earnings was primarily due to the lower gross profit combined with higher SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At April 1, 2000, working capital was $337.3 million, a decrease of $48.5 million, or 12.6%, since April 3, 1999. The decrease was primarily the result of the cash expended for acquisitions in fiscal 2000 and for the retirement of the acquired companies' debt, offset by growth in accounts receivable and inventories in relation to current and future sales levels.

     Included in the Company's working capital at April 1, 2000 are investments of $105.2 million, a decrease of $101.7 million since April 3, 1999. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At April 1, 2000, funds were invested primarily in institutional money market funds. These investments are compatible with the Company's stated investment strategy.

     The Company intends to apply its capital resources to expand its business by establishing or acquiring similar specialty distribution, network integration and manufacturing operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources, along with funds generated from operations, should be sufficient to meet its current capital requirements.

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statements to secure the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements made by the Company in this Annual Report on Form 10-K. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or trends, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. In addition, from time to time, the Company (or its representatives) may make forward-looking statements of this nature in its annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements speak only of the Company's views as of the date the statement was made, and the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof.

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

     DOWNWARD PRESSURE ON MARGINS. In fiscal 1999, the Company experienced downward pressure on its gross profit margin primarily due to a lower percentage of certain high margin sales combined with underutilization of infrastructure within its contract manufacturing business. Higher sales volume and improved utilization rates led to increased absorption of manufacturing overhead and improved margins in fiscal 2000. The Company anticipates that this margin pressure resulting from product mix changes will continue to be offset during fiscal 2001 by improving utilization rates, and as a result, the Company expects that its contract manufacturing gross profit margin will improve during fiscal 2001, although there can be no assurance that this will be the case. However, as the Company expects its contract manufacturing business to become a larger percentage of total Company sales in fiscal 2001, overall Company gross profit margins may remain flat or decline.

     CYCLES IN THE ELECTRONICS INDUSTRY; GENERAL ECONOMIC CONDITIONS. The Company's business depends on sustained demand for the products it distributes and manufactures. Although the Company has historically enjoyed high rates of growth in sales, the electronics industry is subject to economic cycles and has, in the past, and is likely in the future, to experience recessionary periods. A general recession in the electronics industry could have a material adverse effect on the Company's business, results of operation and financial condition, especially if a downturn occurred in the Company's specialty distribution, network integration and manufacturing businesses simultaneously.

     DEPENDENCE ON K*TEC CUSTOMERS; UNCERTAINTY OF INCREASING CONTRACT MANUFACTURING SALES. For many years K*TEC has strategically developed long-term relationships with a select group of OEMs resulting in a concentrated customer base. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of K*TEC's sales in the future. The loss of, or a significant decline in orders from, one or more of K*TEC's key customers could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company has substantially increased its contract manufacturing capacity in recent years. There can be no assurance, however, that the Company will be able to secure the new OEM relationships that will be essential to utilizing this capacity and achieving significant sales growth in the Company's contract manufacturing business.

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

     RISKS ASSOCIATED WITH ACQUISITIONS. The Company will continue to evaluate opportunities to acquire complementary businesses, assets or technologies, and the Company expects to pursue acquisitions that it believes will enhance its position as a national specialty distributor, network integrator and contract manufacturer of electronic products. There can be no assurance, however, that the Company will be able to identify and acquire complementary businesses, assets or technologies. Among other things, the Company may not be able to identify acquisition candidates in desirable geographic or product markets on terms that are satisfactory to the Company. Acquisitions also involve significant financial risks such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of amortizing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting; and (5) possible adverse tax and accounting effects. Moreover, acquisitions require the expenditure of large amounts of capital, and the Company's competitors for acquisitions may have significantly greater financial resources than the Company. Therefore, to finance acquisitions, the Company may have to raise additional funds through either public or private financings which could be dilutive to existing shareholders.

     In addition, there can be no assurance that the Company will be able to integrate successfully the operations, facilities and management of any acquired business or realize any expected synergies, including cost reductions, from any acquisition. Acquisitions involve other significant operating risks such as (1) the diversion of management's attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired business will fail; (3) the need to implement financial and other systems and add management resources; (4) the risk that key employees of the acquired businesses will leave after the acquisition; and (5) unforeseen difficulties in the acquired operations. Moreover, there can be no assurance that any acquisition will not have an adverse effect on the Company's relationships with customers or suppliers of an acquired business. Failure to integrate successfully any acquisition made by the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON SIGNIFICANT SUPPLIERS. As is customary in the electronics distribution industry, the Company primarily operates under short-term contracts with its suppliers. In the Company's past experience, such contracts have typically been renewed from year to year. In the fiscal year ended April 1, 2000, the Company's purchases from Cisco Systems and Tyco Electronics represented approximately 14% and 11%, respectively, of the Company's total purchases. Although the Company believes that it may be able to obtain competitive products of comparable quality from other suppliers, the loss of such suppliers could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In the normal course of business, the Company could be exposed to market risk from changes in interest rates. The Company continually monitors exposure to market risk and, when appropriate, develops strategies to manage this risk. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates. Currently, the Company's interest rate risk, if any, relates to its temporary investments and its 4 1/2% Convertible Subordinated Notes Due 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Kent Electronics Corporation


     We have audited the consolidated balance sheets of Kent Electronics Corporation and Subsidiaries as of April 1, 2000 and April 3, 1999, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended April 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kent Electronics Corporation and Subsidiaries as of April 1, 2000 and April 3, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 1, 2000, in conformity with generally accepted accounting principles in the United States.



                                             GRANT THORNTON LLP

Houston, Texas
May 8, 2000

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         APRIL 1, 2000 AND APRIL 3, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                      ASSETS                                          2000           1999
                                                                                    ---------      ---------
CURRENT ASSETS
   Cash and cash equivalents (including temporary
       investments of $105,164 in 2000 and $206,919 in 1999) ..................     $ 101,052      $ 207,942
   Accounts receivable, net ...................................................       181,953        103,364
   Inventories
        Materials and purchased products ......................................       190,735        118,535
        Work in process .......................................................         6,960          6,349
                                                                                    ---------      ---------
                                                                                      197,695        124,884
   Other ......................................................................        13,328         17,549
                                                                                    ---------      ---------
        Total current assets ..................................................       494,028        453,739
PROPERTY AND EQUIPMENT
   Land .......................................................................         8,168          8,168
   Buildings ..................................................................        44,294         43,817
   Equipment, furniture and fixtures ..........................................       134,850        124,194
   Leasehold improvements .....................................................         2,965          2,681
                                                                                    ---------      ---------
                                                                                      190,277        178,860
        Less accumulated depreciation and amortization ........................       (67,323)       (50,496)
                                                                                    ---------      ---------
                                                                                      122,954        128,364
OTHER ASSETS ..................................................................        10,429          7,095
COST IN EXCESS OF NET ASSETS ACQUIRED, less accumulated
   amortization of $5,387 in 2000 and $3,320 in 1999 ..........................       103,724         15,443
                                                                                    ---------      ---------
                                                                                    $ 731,135      $ 604,641
                                                                                    =========      =========



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ...........................................................     $ 108,088      $  47,149
   Accrued compensation .......................................................        26,203         13,862
   Other accrued liabilities ..................................................        17,812          6,950
   Income taxes ...............................................................           589             --
   Current maturities of long-term debt .......................................         4,000             --
                                                                                    ---------      ---------
        Total current liabilities .............................................       156,692         67,961

LONG-TERM DEBT, less current maturities .......................................       212,000        207,000
DEFERRED INCOME TAXES .........................................................        11,824          8,511
LONG-TERM LIABILITIES .........................................................         5,887             --
COMMITMENTS AND CONTINGENCIES .................................................            --             --
STOCKHOLDERS' EQUITY
   Preferred stock, $1 par value per share; authorized 2,000,000 shares; none
         issued ...............................................................            --             --
   Common stock, no par value; authorized 60,000,000 shares; 28,375,032 shares issued and 28,325,032 shares outstanding in 2000 and 28,013,375 shares
         issued and 27,963,375 shares outstanding in 1999......................        68,579         63,553
   Additional paid-in capital .................................................       117,797        117,511
   Retained earnings ..........................................................       159,333        141,082
                                                                                    ---------      ---------
                                                                                      345,709        322,146

   Less common stock in treasury - at cost, 50,000 shares .....................          (977)          (977)
                                                                                    ---------      ---------
                                                                                      344,732        321,169
                                                                                    ---------      ---------
                                                                                    $ 731,135      $ 604,641
                                                                                    =========      =========


        The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS
       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 2000           1999           1998
                                                              ---------      ---------      ---------
Net sales ...............................................     $ 993,938      $ 637,064      $ 659,400

Cost of sales ...........................................       824,694        536,519        512,147
                                                              ---------      ---------      ---------

   Gross profit .........................................       169,244        100,545        147,253

Selling, general and administrative expenses ............       134,310        100,992         90,854
                                                              ---------      ---------      ---------

   Operating profit (loss) ..............................        34,934           (447)        56,399

Other income (expense)
   Interest expense .....................................       (10,470)       (10,495)        (5,272)
   Other - net (principally interest and dividend income)         5,579         11,236          7,040
                                                              ---------      ---------      ---------

   Earnings before income taxes .........................        30,043            294         58,167

Income taxes ............................................        11,792            112         22,741
                                                              ---------      ---------      ---------

        NET EARNINGS ....................................     $  18,251      $     182      $  35,426
                                                              =========      =========      =========

Earnings per common share:
   Basic ................................................     $    0.65      $    0.01      $    1.33
                                                              =========      =========      =========
   Diluted ..............................................     $    0.63      $    0.01      $    1.26
                                                              =========      =========      =========

Weighted average shares:
   Basic ................................................        28,062         27,674         26,598
                                                              =========      =========      =========
   Diluted ..............................................        28,888         28,099         28,097
                                                              =========      =========      =========


        The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998
                                 (IN THOUSANDS)

                                                                                            2000           1999           1998
                                                                                          ---------      ---------      ---------
Cash flows from operating activities
   Net earnings .....................................................................     $  18,251      $     182      $  35,426
   Adjustments to reconcile net earnings to net cash
             (used) provided by operating activities
        Depreciation and amortization ...............................................        19,349         15,075         11,607
        Provision for losses on accounts receivable .................................           589             98            302
        Loss (gain) on sale of property and equipment ...............................            16           (445)             4
        Stock option expense ........................................................           286            322            667
        Unrealized loss on trading securities .......................................            --            327             54
        Net sales (purchases) of trading securities .................................            --         29,619        (30,000)
        Change in assets and liabilities, net of effects
              from business acquisitions
           Accounts receivable ......................................................       (52,525)         2,670        (17,599)
           Inventories ..............................................................       (48,366)        (9,792)       (20,598)
           Other current assets .....................................................         6,244        (11,795)        (1,731)
           Other assets .............................................................         2,628          5,098         (7,575)
           Accounts payable .........................................................        33,544         (2,029)         6,861
           Accrued compensation .....................................................        10,170          2,669          3,070
           Other accrued liabilities ................................................         1,344            (82)        (1,019)
           Income taxes .............................................................           591         (2,946)           (81)
           Deferred income taxes ....................................................         3,435          8,604          1,187
           Long-term liabilities ....................................................            --         (1,792)            83
                                                                                          ---------      ---------      ---------
              Net cash (used) provided by operating activities ......................        (4,444)        35,783        (19,342)
                                                                                          ---------      ---------      ---------
Cash flows from investing activities
   Capital expenditures .............................................................       (10,980)       (18,895)       (46,923)
   Business acquisitions, net of cash acquired ......................................       (71,906)            --             --
   Proceeds from sale of property and equipment .....................................            19          3,051             13
                                                                                          ---------      ---------      ---------
              Net cash used by investing activities .................................       (82,867)       (15,844)       (46,910)
                                                                                          ---------      ---------      ---------
Cash flows from financing activities
   Issuance of long-term debt .......................................................            --             --        207,000
   Payment of long-term debt of acquired businesses .................................       (24,605)            --             --
   Issuance of common stock .........................................................         4,718          4,152          6,891
   Tax effect of common stock issued upon exercise of employee stock options ........           308          3,944          7,218
                                                                                          ---------      ---------      ---------
              Net cash (used) provided by financing activities ......................       (19,579)         8,096        221,109
                                                                                          ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents ................................      (106,890)        28,035        154,857
Cash and cash equivalents at beginning of year ......................................       207,942        179,907         25,050
                                                                                          ---------      ---------      ---------
Cash and cash equivalents at end of year ............................................     $ 101,052      $ 207,942      $ 179,907
                                                                                          =========      =========      =========
Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
        Interest ....................................................................     $   9,315      $   9,345      $   4,118
        Income taxes ................................................................        (1,823)           787         15,138


        The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FISCAL YEARS ENDED MARCH 28, 1998, APRIL 3, 1999 AND APRIL 1, 2000
                                 (IN THOUSANDS)


                                                                      Common Stock        Additional
                                                                 ---------------------     paid-in      Retained     Treasury
                                                                  Shares       Amount      capital      earnings      stock
                                                                 --------     --------    ----------    --------     --------
BALANCE AT MARCH 29, 1997 ..................................       26,252     $ 41,348     $116,522     $105,474     $   (977)

Common stock issued upon exercise of
    employee stock options, including tax effect ...........          929       14,109           --           --           --
Amortization of unearned compensation related
    to stock option plans ..................................           --           --          667           --           --
Net earnings for the year ..................................           --           --           --       35,426           --
                                                                 --------     --------     --------     --------     --------

BALANCE AT MARCH 28, 1998 ..................................       27,181       55,457      117,189      140,900         (977)

Common stock issued upon exercise of
    employee stock options, including tax effect ...........          782        8,096           --           --           --
Amortization of unearned compensation related
    to stock option plans ..................................           --           --          322           --           --
Net earnings for the year ..................................           --           --           --          182           --
                                                                 --------     --------     --------     --------     --------

BALANCE AT APRIL 3, 1999 ...................................       27,963       63,553      117,511      141,082         (977)

Common stock issued upon exercise of
    employee stock options, including tax effect ...........          362        5,026           --           --           --
Amortization of unearned compensation related
    to stock option plans ..................................           --           --          286           --           --
Net earnings for the year ..................................           --           --           --       18,251           --
                                                                 --------     --------     --------     --------     --------

BALANCE AT APRIL 1, 2000 ...................................       28,325     $ 68,579     $117,797     $159,333     $   (977)
                                                                 ========     ========     ========     ========     ========


         The accompanying notes are an integral part of this statement.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


           DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Kent Electronics Corporation (the "Company") is a national specialty electronics distributor and network integrator. The Company also provides contract manufacturing services. The Company's customers are primarily industrial users, original equipment manufacturers, financial institutions, service organizations, and education and governmental agencies located primarily throughout the United States.


PRINCIPLES OF CONSOLIDATION

Kent Electronics Corporation consolidates its accounts with those of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.


FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ended April 1, 2000 and March 28, 1998 both consisted of 52 weeks. The fiscal year ended April 3, 1999 consisted of 53 weeks.


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


CASH AND CASH EQUIVALENTS

The Company's presentation of cash includes cash equivalents. Cash equivalents are defined as short-term investments with maturity dates at purchase of ninety days or less. Cash equivalents include $105.2 million and $203.6 million invested in institutional money market funds at April 1, 2000 and April 3, 1999, respectively.

Securities purchased under agreements to resell (reverse repurchase agreements) result from transactions that are collateralized by negotiable securities and are carried at the amounts at which the securities will subsequently be resold. It is the policy of the Company not to take possession of securities purchased under agreements to resell. At April 3, 1999, agreements to resell securities in the amount of $3.3 million with a three-day maturity were outstanding.

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


TRADING SECURITIES

The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Realized and unrealized gains and losses, included in other income, are reflected in the following table:


                                              2000      1999       1998
                                              -----     -----      -----
                                                   (In thousands)
Net unrealized loss on trading securities
     at beginning of year .................   $  --     $  54      $  --
Increase in unrealized loss
     included in earnings during the year..      --       327         54
Realized loss from sale of trading
     securities ...........................      --      (381)        --
                                              -----     -----      -----
Net unrealized loss on trading securities
     at end of year .......................   $  --     $  --      $  54
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

REVENUE RECOGNITION

Revenues for product sales are recognized upon shipment of merchandise to customers. Revenues and anticipated profits under long-term contracts are recorded on the percentage of completion basis, under which a portion of the total contract price is accrued based on the ratio of costs incurred to estimated costs at completion. Revenues from maintenance contracts are recognized ratably over the life of the contracts, ranging from one to three years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and amounts included in other assets and liabilities meeting the definition of a financial instrument approximates fair value.

The fair value of the Company's long-term debt, including current maturities, was estimated to be $186.6 million at April 1, 2000, and $155.3 million at April 3, 1999, compared to a carrying value of $216.0 million at April 1, 2000 and $207.0 million at April 3, 1999. The fair value of marketable debt was based on quoted market prices and the fair value of other debt was based on the discounted present value of cash flows using the Company's estimated borrowing rate.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 0.8 million, 0.4 million and 1.5 million in 2000, 1999 and 1998, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 0.1 million, 1.1 million and 0.4 million shares of common stock in 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4.5% Convertible Subordinated Notes because inclusion of such shares would be antidilutive.

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


                              BUSINESS ACQUISITIONS

In November 1999, the Company acquired all the outstanding common stock of Orange Coast Datacomm, Inc., Orange Coast Cabling, Inc. and Go Telecomm, Inc., collectively known as Orange Coast, for an aggregate purchase price of approximately $17.7 million, which includes the issuance of an unsecured promissory note in the amount of $9.0 million. The note is due in principal installments of $4.0 million in January 2001, $4.0 million in January 2002 and $1.0 million in January 2003. Amounts outstanding under the note accrue interest at a rate of 4.5%. Orange Coast provides comprehensive end-to-end voice and data network solutions to major corporations from offices in Irvine and Santa Clara, California.

In June 1999, the Company acquired certain assets and assumed certain liabilities of Advacom, Inc. (Advacom) for a cash purchase price of $33.0 million plus the assumption of approximately $21.8 million of interest bearing obligations which were retired on the day of closing. Advacom is a Pennsylvania based distributor of electronic connectors, and passive and electromechanical components.

In April 1999, the Company acquired all the outstanding common stock of SabreData, Inc. (SabreData) for a cash purchase price of $31.0 million plus the assumption of approximately $2.2 million of interest bearing obligations which were subsequently retired. SabreData is a Texas based network integrator.

The Company has accounted for these acquisitions using the purchase method of accounting, and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results arising from the acquisitions are included in the consolidated statements of earnings from the acquisition date.

The following unaudited pro forma consolidated results of operations assume that the purchase acquisitions occurred on March 29, 1998. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect, or which may occur in the future.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


                                           2000              1999
                                      -------------------------------
                                              (In thousands)
Net sales .......................     $   1,025,291     $     804,296
Net earnings (loss) .............            17,004            (1,956)
Earnings (loss) per common share:
   Basic ........................     $        0.61     $       (0.07)
   Diluted ......................     $        0.59     $       (0.07)

                              ACCOUNTS RECEIVABLE

The Company's allowance for doubtful accounts was $0.9 million at April 1, 2000, $1.0 million at April 3, 1999 and $1.2 million at March 28, 1998. The provision for allowance was $0.6 million in 2000, $0.1 million in 1999 and $0.3 million in 1998. Charge-offs, net of recoveries, were $0.6 million in 2000, $0.3 million in 1999 and $0.4 million in 1998.


                                  OTHER ASSETS

At April 1, 2000, other current assets included $3.0 million of receivables from certain officers and directors of the Company. At April 3, 1999, other current assets and other assets included $1.4 million and $1.8 million, respectively, of such receivables.


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

The provision for income taxes consisted of the following:

                                                  2000         1999          1998
                                                -----------------------------------
                                                          (In thousands)
Current .....................................   $  9,087     $ (6,914)     $ 15,417
Tax reduction for exercise of stock options..
    credited to stockholders' equity ........        307        3,944         7,218
Deferred ....................................      2,398        3,082           106
                                                --------     --------      --------
                                                $ 11,792     $    112      $ 22,741
                                                ========     ========      ========


A reconciliation of income taxes computed at the statutory federal income tax rate and income taxes reported in the consolidated statements of earnings follows:

                                                          2000       1999         1998
                                                        --------------------------------
                                                                 (In thousands)
Tax at statutory rate ................................  $10,515     $   103      $20,358
Increases (reductions)
      State income taxes, net of federal tax effect...    1,047         245        1,780
      Other-net ......................................      230        (236)         603
                                                        -------     -------      -------
Income taxes as reported .............................  $11,792     $   112      $22,741
                                                        =======     =======      =======

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


Net deferred tax liabilities at April 1, 2000 and April 3, 1999 consist of the following:

                                                      2000          1999
                                                    ----------------------
                                                        (In thousands)
Current deferred asset
   Allowance for doubtful accounts ...............  $    341      $    345
   Accounts receivable basis differences .........       348            --
   Capitalization of additional inventory costs...     3,204         2,012
   Inventory reserve .............................       444            --
   Accrued expenses not currently deductible,
       net of reversals ..........................     1,360           597
   Net operating losses ..........................     1,217         1,233
   Other .........................................       468            29
                                                    --------      --------
                                                    $  7,382      $  4,216
                                                    ========      ========
Long-term deferred liability
   Fixed asset basis differences .................  $(13,906)     $(10,823)
   Deductible goodwill ...........................      (940)         (274)
   Stock compensation ............................       534           446
   Net operating losses ..........................        60           143
   Deferred compensation .........................     2,411         1,973
   Other .........................................        17            24
                                                    --------      --------
                                                    $(11,824)     $ (8,511)
                                                    ========      ========


Acquired net operating losses of approximately $0.3 million at April 1, 2000, expire in various amounts through 2003, and are subject to annual usage limitations. State tax loss carryforwards of approximately $26.1 million at April 1, 2000, expire primarily in 2004.

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


                          COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its operations in leased office, warehouse, and manufacturing facilities and also leases transportation equipment. Rent expense for 2000, 1999 and 1998 was approximately $6.1 million, $4.5 million and $4.1 million, respectively.

As of April 1, 2000, the Company's minimum rental commitments under noncancelable operating leases were $6.9 million in 2001; $6.0 million in 2002; $4.5 million in 2003; $2.0 million in 2004; $0.7 million in 2005 and $0.1 million thereafter.

The Company has instituted a self-insurance program for employees' major medical coverages. Claims under the self-insurance program are insured for amounts greater than $0.1 million per employee. The aggregate annual self-insured amount varies based on participant levels and was limited to approximately $8.2 million as of April 1, 2000. Claims are accrued as incurred and the total expense under the program was approximately $6.8 million, $5.2 million and $3.9 million in 2000, 1999 and 1998, respectively.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


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

STOCKHOLDER RIGHTS PLAN

Under the Company's stockholder rights plan, there is one equity purchase right associated with each outstanding share of the Company's common stock. Upon the occurrence of certain events, each right would entitle the holder to purchase, at a price of $100, one one-hundredth of a share of the Company's Series A Preferred Stock. Additionally, under certain circumstances, each holder of rights may be entitled to purchase either the Company's common stock or securities of an acquiring entity at half of market value.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


                           STOCK OPTIONS AND WARRANTS

At April 1, 2000, the Company had nonqualified stock option plans which allow for the grant of 3.5 million common shares for options, of which 0.8 million are available for future grants. Options granted under the plans have a maximum term of 15 years and are exercisable under the terms of the respective option agreements. Under some plans, options may be granted with exercise prices of less than the stock's market value at the date of grant. On September 1, 1998, the Stock Option Committee of the Company's Board of Directors approved a stock option repricing program whereby each eligible stock option was amended to have an exercise price equal to $8.94, the closing market price of the Company's common stock on that date. Options held by the Company's directors and executive officers were excluded from the repricing program. As a result, approximately
0.6 million options were amended. The terms during which the amended stock options may be exercised were extended two years for approximately 0.4 million options. All other terms and conditions remained the same. A summary of the Company's stock option activity and related information follows:


                                               2000                   1999                  1998
                                        -----------------------------------------------------------------
                                                   Weighted               Weighted               Weighted
                                                   average                average                average
(In thousands, except per share data)              exercise               exercise               exercise
                                        Options     price      Options     price      Options     price
                                        -------    --------    -------    --------    -------    --------
Outstanding at beginning of
    year ..........................      2,253      $14.47      2,736      $15.16      3,435      $12.00
Granted ...........................        959       14.01        469        9.94        506       23.94
Exercised .........................       (362)      13.20       (782)       5.00       (929)       7.37
Lapsed/forfeited ..................       (198)      14.19       (170)      17.91       (276)      17.58
                                        ------      ------     ------      ------     ------      ------
Outstanding at end of year ........      2,652      $14.51      2,253      $14.47      2,736      $15.16
                                        ======      ======     ======      ======     ======      ======
Exercisable at end of year ........        983      $16.67      1,008      $16.86      1,357      $11.38
                                        ======      ======     ======      ======     ======      ======


The following table summarizes the weighted average fair value per share at date of grant of options granted during the year:


                                       2000                          1999                         1998
                          ---------------------------   ---------------------------   ----------------------------
                           Weighted       Weighted       Weighted       Weighted       Weighted       Weighted
                           average        average         average        average        average        average
                          fair value   exercise price   fair value   exercise price   fair value    exercise price
                          ----------   --------------   ----------   --------------   ----------    --------------
Exercise price equals
  market price ......     $     7.16     $    14.01     $     4.98     $     9.94     $     9.54     $    23.94

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


The following table summarizes significant ranges of outstanding and exercisable options at April 1, 2000:


                                                           Options Outstanding                    Options Exercisable
                                            ---------------------------------------------     --------------------------
                                                         Weighted
                                                          average            Weighted                       Weighted
                                                        remaining life        average                        average
(In thousands, except per share data)       Options      (in years)        exercise price     Options     exercise price
                                            -------    ----------------   ---------------     -------     --------------
Range of exercise prices
$ 6.96 - $10.44 ........                        841           7.42          $     8.93            222     $     9.44
$11.78 - $17.67 ........                        775           7.36               12.45            190          12.41
$18.00 - $27.00 ........                        986           4.03               19.90            521          19.61
$29.63 - $44.44 ........                         50           1.90               34.28             50          34.28
                                             ------                                            ------
                                              2,652                                               983
                                             ======                                            ======

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  2000            1999            1998
                              -----------      ----------      ----------
Expected life ......            3.5 years       3.7 years       2.6 years
Interest rate ......            5.6%            5.0%            5.8%
Volatility .........           65.9%           65.1%           58.3%
Dividend yield .....            0.0%            0.0%            0.0%

Stock-based compensation costs would have reduced net earnings by approximately $2.3 million, $3.3 million and $1.8 million in 2000, 1999 and 1998, and $0.08,
$0.12 and $0.07 per basic and diluted share if the fair values of the options granted in those years had been recognized as compensation expense over the vesting period of the grant.

In February 2000, the Company issued five-year warrants at the exercise price of $22.81 for the purchase of 0.3 million shares of the Company's common stock in conjunction with the award from a customer of a three-year manufacturing contract. The warrants vest over the three-year contract based upon the attainment of certain revenue targets, and the estimated fair value of the warrants will be amortized into cost of sales.


           TAX-DEFERRED SAVINGS AND RETIREMENT PLAN AND OTHER BENEFITS

The Company sponsors a Tax-Deferred Savings and Retirement Plan (the Plan) covering substantially all employees. Under the Plan, a participating employee may allocate up to 12% of salary, and the Company makes matching contributions of up to 3% thereof. Additionally, the Company may elect to make additional contributions at its option. Such contributions accrue to employee accounts regardless of whether they have elected to participate in the salary deferral option of the Plan. The Company contributed approximately $2.0 million, $1.4 million and $1.1 million to the Plan in 2000, 1999 and 1998, respectively.

The Company has a deferred compensation plan whereby the participant may elect to defer a maximum of 100% of compensation. Since inception of the plan, the amount of deferred compensation has been deposited in a trust, and accordingly the assets of the trust are included in other assets and the deferred compensation liability is included in other long-term liabilities.

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

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


                          SUBSEQUENT EVENTS (UNAUDITED)

On May 22, 2000, the Company sold certain assets of its specialty wire and cable redistribution business. The Company believes that this transaction is consistent with its strategy of strengthening its core operations and effectively deploying its resources to serve high growth applications. The Company's redistribution assets which were sold generated annual revenues of approximately $93 million, representing 9% of the Company's total sales for the fiscal year ended April 1, 2000.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for fiscal years 2000, 1999 and 1998:

                                        First        Second          Third          Fourth
                                       Quarter       Quarter        Quarter        Quarter
                                      -----------------------------------------------------
                                             (In thousands, except per share data)
Year ended April 1, 2000
Net sales                             $ 205,176     $ 236,073      $ 259,035      $ 293,654
Gross profit                             32,030        39,710         44,958         52,546
Net earnings                              1,909         3,684          5,228          7,430
Basic earnings per share                    .07           .13            .19            .26
Diluted earnings per share                  .07           .13            .18            .25
                                      ---------     ---------      ---------      ---------

Year ended April 3, 1999
Net sales                             $ 157,057     $ 147,500      $ 155,424      $ 177,083
Gross profit                             31,088        19,351         23,709         26,397
Net earnings (loss)                       4,108        (3,521)          (939)           534
Basic earnings (loss) per share             .15          (.13)          (.03)           .02
Diluted earnings (loss) per share           .15          (.13)          (.03)           .02
                                      ---------     ---------      ---------      ---------

Year ended March 28, 1998
Net sales                             $ 152,080     $ 167,487      $ 177,426      $ 162,407
Gross profit                             34,859        37,908         40,150         34,336
Net earnings                              8,775         9,605         10,128          6,918
Basic earnings per share                    .33           .36            .38            .26
Diluted earnings per share                  .32           .34            .36            .25
                                      ---------     ---------      ---------      ---------

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company has filed with the Securities and Exchange Commission, not later than 120 days after April 1, 2000, a definitive proxy statement pursuant to Regulation 14A involving the election of directors. Reference is made to the sections of such proxy statement entitled "Kent Common Stock Beneficially Owned by Directors, Officers and Five Percent Shareholders", "Compensation Tables", "Executive Officers" and "Proposal 1 -- Election of Directors", and the subsections of such proxy statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and "Certain Transactions", which sections and subsections of such proxy statement are incorporated herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND EXHIBITS:

     1.   FINANCIAL STATEMENTS:


                                                                                            PAGE
                                                                                            ----
     Report of Independent Certified Public Accountants...................................    15
     Consolidated balance sheets at April 1, 2000 and April 3, 1999.......................    16
     Consolidated statements of earnings for the years ended
             April 1, 2000, April 3, 1999 and March 28, 1998..............................    17

     Consolidated statements of cash flows for the years ended
             April 1, 2000, April 3, 1999 and March 28, 1998..............................    18
     Consolidated statement of stockholders' equity for the years ended
             March 28, 1998, April 3, 1999, and April 1, 2000.............................    19
     Notes to consolidated financial statements...........................................    20


     2.   EXHIBITS:

     3.1*     --    Amended and Restated Articles of Incorporation of Kent
                    Electronics Corporation. Incorporated by reference to
                    Exhibit 3.1 to the Company's Registration Statement on Form
                    S-3 (Registration No. 333-20265) filed with the Securities and Exchange Commission ("SEC") on January 23, 1997.

     3.2*     --    Certificate of Designation, Preferences and Rights of Series
                    A Preferred Stock. Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the Fiscal
                    Year Ended March 30, 1991.

     3.3*     --    Amended and Restated Bylaws of Kent Electronics Corporation.
                    Incorporated by reference to Exhibit 3 to the Company's
                    Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                    September 26, 1998.

     4.1*     --    Specimen stock certificate for the Common Stock of Kent
                    Electronics Corporation. Incorporated by reference to
                    Exhibit 4.1 to the Company's Registration Statement on Form
                    S-2 (Registration No. 33-40066) filed with the SEC on April
                    19, 1991.

     4.2*     --    Rights Agreement between Kent Electronics Corporation and
                    ChaseMellon Shareholder Services, L.L.C. dated October 21,
                    1999. Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                    Quarter ended October 2, 1999.

     4.3*     --    Indenture between Kent Electronics Corporation, as Issuer, and Texas Commerce Bank National Association, as Trustee, dated as of September 23, 1997. Incorporated by reference to
                    Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q/A for the Fiscal Quarter ended September 27, 1997 (the "1998
                    Second Quarter Form 10-Q/A").

     10.1*    --    1991 Non-Employee Director Stock Option Plan, as amended.
                    Incorporated by reference to Exhibit 10.2 to the Company's
                    Annual Report on Form 10-K for the Fiscal Year Ended March
                    28, 1992 (the "1992 Form 10-K").(1)

     10.2     --    Amended and Restated 1996 Non-Employee Director Stock Option
                    Plan.(1)

     10.3*    --    Amended and Restated 1987 Stock Option Plan. Incorporated by
                    reference to Exhibit 10.3 to 1992 Form 10-K.(1)

     10.4*    --    Amendments of Amended and Restated 1987 Stock Option Plan.
                    Incorporated by reference to Exhibit 10.8 to the Company's
                    Annual Report on Form 10-K for the Fiscal Year Ended April
                    3, 1993 (the "1993 Form 10-K").(1)

     10.5*    --    Stock Option Plan and Agreement for the Company's Executive
                    Vice President Sales-Distribution between Kent Electronics
                    Corporation and Larry D. Olson dated May 8, 1995.
                    Incorporated by reference to Exhibit 10.11 to the Company's
                    Annual Report on Form 10-K for the Fiscal Year Ended April
                    1, 1995 (the "1995 Form 10-K").(1)

     10.6*    --    Stock Option Plan and Agreement for the Company's Executive
                    Vice President Operations-Distribution between Kent
                    Electronics Corporation and Mark A. Zerbe dated May 8, 1995.
                    Incorporated by reference to Exhibit 10.12 to 1995 Form
                    10-K.(1)

     10.7*    --    Stock Option Plan and Agreement for the Company's Vice
                    President, Secretary and Treasurer between Kent Electronics
                    Corporation and Stephen J. Chapko dated May 8, 1995.
                    Incorporated by reference to Exhibit 10.13 to 1995 Form
                    10-K.(1)

     10.8*    --    Stock Option Plan and Agreement for the Company's Vice
                    President, Corporate Controller between Kent Electronics
                    Corporation and David D. Johnson dated May 9, 1996.
                    Incorporated by reference to Exhibit 10.13 to the Company's
                    Annual Report on Form 10-K for the Fiscal Year Ended March
                    30, 1996 (the "1996 Form 10-K").(1)

     10.9*    --    1996 Employee Incentive Plan. Incorporated by reference to
                    Exhibit 10.14 to 1996 Form 10-K.(1)

     10.10*   --    Kent Electronics Corporation Tax-Deferred Savings and
                    Retirement Plan and Trust (As Amended and Restated Effective
                    March 26, 1989). Incorporated by reference to Exhibit 10.15 to 1996 Form 10-K.(1)

     10.11    --    First Amendment to Kent Electronics Corporation Tax-Deferred
                    Savings and Retirement Plan dated November 15, 1995. (1)

     10.12    --    Second Amendment to Kent Electronics Corporation
                    Tax-Deferred Savings and Retirement Plan (As Amended and
                    Restated Effective March 26, 1989) dated April 1, 1996. (1)

     10.13    --    Third Amendment to Kent Electronics Corporation Tax-Deferred
                    Savings and Plan (As Amended and Restated Effective March
                    26, 1989) dated April 1, 1996. (1)

     10.14*   --    Form of Agreement by and between Kent Electronics
                    Corporation and Morrie K. Abramson dated March 16, 1993.
                    Incorporated by reference to Exhibit 10.21 to 1993 Form
                    10-K.(1)

     10.15*   --    Form of Executive Health Care Benefits and Consulting
                    Agreement by and between Kent Electronics Corporation and Morrie K. Abramson dated January 27, 1993. Incorporated by reference to Exhibit 10.22 to 1993 Form 10-K.(1)

     10.16*   --    Employment Agreement dated January 3, 1996 by and between
                    Morrie K. Abramson and Kent Electronics Corporation.
                    Incorporated by reference to Exhibit 10.22 to 1996 Form
                    10-K.(1)

     10.17*   --    Kent Electronics Corporation Chief Executive Officer
                    Deferred Compensation Plan and Agreement dated January 3,
                    1996 by and between Kent Electronics Corporation and Morrie
                    K. Abramson. Incorporated by reference to Exhibit 10.23 to
                    1996 Form 10-K.(1)

     10.18*   --    Trust Agreement for Kent Electronics Corporation Chief
                    Executive Officer Deferred Compensation Plan and Agreement and Employment Agreement dated January 3, 1996 by and between Kent Electronics Corporation and Texas Commerce Bank
                    National Association, as trustee. Incorporated by reference to Exhibit 10.24 to 1996 Form 10-K.(1)

     10.19*   --    Amendment to 1991 Non-Employee Director Stock Option Plan.
                    Incorporated by reference to Exhibit 10.4 to 1998 Second
                    Quarter Form 10-Q/A.(1)

     10.20*   --    Amendment to Amended and Restated 1987 Stock Option Plan.
                    Incorporated by reference to Exhibit 10.5 to 1998 Second
                    Quarter Form 10-Q/A.(1)

     10.21*   --    Amendment to Stock Option Plan and Agreement for the
                    Company's Executive Vice President Sales-Distribution between Kent Electronics Corporation and Larry D. Olson dated July 2, 1997. Incorporated by reference to Exhibit
                    10.6 to 1998 Second Quarter Form 10-Q/A.(1)

     10.22*   --    Amendment to Stock Option Plan and Agreement for the
                    Company's Executive Vice President Operations-Distribution between Kent Electronics Corporation and Mark A. Zerbe dated
                    July 2, 1997. Incorporated by reference to Exhibit 10.7 to
                    1998 Second Quarter Form 10-Q/A.(1)

     10.23*   --    Amendment to Stock Option Plan and Agreement for the
                    Company's Vice President, Secretary and Treasurer between
                    Kent Electronics Corporation and Stephen J. Chapko dated
                    July 2, 1997. Incorporated by reference to Exhibit 10.8 to
                    1998 Second Quarter Form 10-Q/A.(1)

     10.24*   --    Amendment to Stock Option Plan and Agreement for the
                    Company's Vice President, Corporate Controller between Kent
                    Electronics Corporation and David D. Johnson dated July 2,
                    1997. Incorporated by reference to Exhibit 10.9 to 1998
                    Second Quarter Form 10-Q/A.(1)

     10.25*   --    Amendment No. 1 to Employment Agreement by and among Morrie
                    K. Abramson, Rolaine S. Abramson and Kent Electronics
                    Corporation dated August 18, 1997. Incorporated by reference to Exhibit 10.10 to 1998 Second Quarter Form 10-Q/A.(1)

     10.26*   --    Amendment No. 2 to Employment Agreement by and among Morrie
                    K. Abramson, Rolaine S. Abramson and Kent Electronics
                    Corporation dated November 10, 1998. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 26, 1998
                    (the "1999 Third Quarter Form 10-Q").(1)

     10.27*   --    Severance Agreement by and between Kent Electronics
                    Corporation and Terrence M. Hunt dated November 10, 1998.
                    Incorporated by reference to Exhibit 10.2 to 1999 Third
                    Quarter Form 10-Q.(1)

     10.28*   --    Severance Agreement by and between Kent Electronics
                    Corporation and Larry D. Olson dated November 10, 1998.
                    Incorporated by reference to Exhibit 10.3 to 1999 Third
                    Quarter Form 10-Q.(1)

     10.29*   --    Severance Agreement by and between Kent Electronics
                    Corporation and Frank M. Billone dated November 11, 1998.
                    Incorporated by reference to Exhibit 10.4 to 1999 Third
                    Quarter Form 10-Q.(1)

     10.30*   --    Severance Agreement by and between Kent Electronics
                    Corporation and Stephen J. Chapko dated November 11, 1998.
                    Incorporated by reference to Exhibit 10.5 to 1999 Third
                    Quarter Form 10-Q.(1)

     10.31*   --    Severance Agreement by and between Kent Electronics
                    Corporation and Richard J. Hightower dated November 11,
                    1998. Incorporated by reference to Exhibit 10.6 to 1999
                    Third Quarter Form 10-Q.(1)

     10.32*   --    Severance Agreement by and between Kent Electronics
                    Corporation and Mark A. Zerbe dated November 11, 1998.
                    Incorporated by reference to Exhibit 10.7 to 1999 Third
                    Quarter Form 10-Q.(1)

     10.33*   --    Amended and Restated 1998 Stock Option Plan. Incorporated by
                    reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended April 3, 1999 (the "1999
                    Form 10-K).(1)

     10.34*   --    1999 Stock Option Plan. Incorporated by reference to Exhibit
                    10.35 to the 1999 Form 10-K.(1)

     10.35    --    Separation Agreement and General Release by Terrence M. Hunt
                    effective as of February 29, 2000.(1)

     11       --    Computation of Earnings Per Share.

     12       --    Computation of Ratio of Earnings to Fixed Charges.

     21       --    Subsidiaries of Kent Electronics Corporation.

     23       --    Consent of Independent Certified Public Accountants.

     27       --    Financial Data Schedule.

     --------------

     *    Incorporated by reference.
     (1)  Management contract or compensatory plan or agreement.

(b)  REPORTS ON FORM 8-K:

     The Company filed a Current Report on Form 8-K dated June 14, 2000 reporting under "Item 5. Other Events" the announcement of the sale of certain assets of its specialty wire and redistribution business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KENT ELECTRONICS CORPORATION
                                             (Registrant)


                                             By: /s/ Morrie K. Abramson
                                                --------------------------------
                                                      Morrie K. Abramson
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                             Date: June 27, 2000

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


         Signature                                 Title                                      Date
         ---------                                 -----                                      ----
/s/ Morrie K. Abramson          Chairman of the Board and Chief Executive                 June 27, 2000
-----------------------         Officer and Director (Principal Executive Officer)
Morrie K. Abramson

/s/ Larry D. Olson              President and Chief Operating Officer and                 June 27, 2000
-----------------------         Director
Larry D. Olson

/s/ Stephen J. Chapko           Executive Vice President, Chief Financial Officer,        June 27, 2000
-----------------------         Treasurer and Secretary (Principal Financial
Stephen J. Chapko               Officer)

/s/ David D. Johnson            Vice President, Corporate Controller                      June 27, 2000
-----------------------         (Principal Accounting Officer)
David D. Johnson

/s/ Max S. Levit                Director                                                  June 27, 2000
-----------------------
Max S. Levit

/s/ David Siegel                Director                                                  June 27, 2000
-----------------------
David Siegel

/s/ Richard C. Webb             Director                                                  June 27, 2000
-----------------------
Richard C. Webb

/s/ Alvin L. Zimmerman          Director                                                  June 27, 2000
-----------------------
Alvin L. Zimmerman

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
   10.2           Amended and Restated 1996 Non-Employee Director Stock
                  Option Plan.

   10.11          First Amendment to Kent Electronics Corporation
                  Tax-Deferred Savings and Retirement Plan.

   10.12          Second Amendment to Kent Electronics Corporation
                  Tax-Deferred Savings and Retirement Plan (As Amended and Restated Effective March 26, 1989).

   10.13          Third Amendment to Kent Electronics Corporation
                  Tax-Deferred Savings and Retirement Plan (As Amended and Restated Effective March 26, 1989).

   10.35          Separation Agreement and General Release by Terrence M.
                  Hunt effective as of February  29, 2000.

    11            Computation of Earnings Per Share.

    12            Computation of Ratio of Earnings to Fixed Charges.

    21            Subsidiaries of Kent Electronics Corporation.

    23            Consent of Independent Certified Public Accountants.

    27            Financial Data Schedule.