Form 10-Q
period 2000-07-01
KENT ELECTRONICS CORP
filed 2000-08-11
CIK 793024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   July 1, 2000
                                 --------------------------------------------

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ____________________
Commission file number  0-14643
                        -----------------------------------------------------

                         KENT ELECTRONICS CORPORATION
            -------------------------------------------------------
             Exact name of registrant as specified in its charter)

            Texas                                       74-1763541
 -------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  1111 Gillingham Lane, Sugar Land, Texas                   77478
 -------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (281) 243-4000
                                                    ---------------
   Not applicable
 -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

     At August 8, 2000, 28,492,333 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)
                                                             July 1,   April 1,
                                                              2000       2000
                                                            --------   --------
                                                          (Unaudited)
            ASSETS

CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $75,137 at July 1 and
       $105,164 at April 1)............................     $ 84,639   $101,052
     Accounts receivable, less allowance of $1,077
       at July 1 and $932 at April 1...................      203,758    181,953
     Inventories
       Materials and purchased products................      202,265    190,735
       Work in process.................................        9,221      6,960
                                                            --------   --------
                                                             211,486    197,695
     Other.............................................       17,002     13,328
                                                            --------   --------
         Total current assets..........................      516,885    494,028

PROPERTY AND EQUIPMENT

     Land..............................................        8,168      8,168
     Buildings.........................................       44,323     44,294
     Equipment, furniture and fixtures.................      133,446    134,850
     Leasehold improvements............................        2,269      2,965
                                                            --------   --------
                                                             188,206    190,277
     Less accumulated depreciation and amortization....      (68,484)   (67,323)
                                                            --------   --------
                                                             119,722    122,954

OTHER ASSETS...........................................       17,210     10,429

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $6,088 at
     July 1 and $5,387 at April 1......................      103,023    103,724
                                                            --------   --------
                                                            $756,840   $731,135
                                                            ========   ========


The accompanying notes are an integral part of these statements.

                                    2 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                          July 1,     April 1,
                                                            2000        2000
                                                          --------    --------
                                                        (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable................................     $120,332    $108,088
     Accrued compensation............................       17,633      26,203
     Other accrued liabilities.......................       23,118      17,812
     Income taxes....................................        3,787         589
     Current maturities of long-term debt............        4,000       4,000
                                                          --------    --------
         Total current liabilities...................      168,870     156,692

LONG-TERM DEBT, less current maturities..............      212,000     212,000

DEFERRED INCOME TAXES................................       11,849      11,824

LONG-TERM LIABILITIES................................        7,061       5,887

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued......          ---         ---
     Common stock, no par value; authorized
       60,000,000 shares; 28,495,888 shares issued
       and 28,445,888 shares outstanding at July 1
       and 28,375,032 shares issued and 28,325,032
       shares outstanding at April 1.................       72,033      68,579
     Additional paid-in capital......................      117,852     117,797
     Retained earnings...............................      168,152     159,333
                                                          --------    --------
                                                           358,037     345,709
     Less common stock in treasury - at cost,
       50,000 shares.................................         (977)       (977)
                                                          --------    --------
                                                           357,060     344,732
                                                          --------    --------
                                                          $756,840    $731,135
                                                          ========    ========

The accompanying notes are an integral part of these statements.

                                    3 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)


                                                      Thirteen Weeks Ended
                                                      --------------------
                                                       July 1,     July 3,
                                                        2000        1999
                                                      --------    --------
                                                     (Unaudited)

Net sales......................................       $308,268    $205,176
Cost of sales..................................        254,038     173,146
                                                      --------    --------
  Gross profit.................................         54,230      32,030

Selling, general and administrative expenses...         38,435      28,091
                                                      --------    --------
  Operating profit.............................         15,795       3,939
Other income (expense)
  Interest expense.............................         (2,709)     (2,578)
  Other - net..................................          1,611       1,782
                                                      --------    --------
    Earnings before income taxes...............         14,697       3,143
Income taxes...................................          5,878       1,234
                                                      --------    --------

      NET EARNINGS.............................       $  8,819    $  1,909
                                                      ========    ========
Earnings per common share:
    Basic......................................           $.31        $.07
                                                      ========    ========
    Diluted....................................           $.30        $.07
                                                      ========    ========
Weighted average shares:
    Basic......................................         28,385      27,974
                                                      ========    ========
    Diluted....................................         29,597      28,329
                                                      ========    ========


The accompanying notes are an integral part of these statements.

                                    4 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                           Thirteen Weeks Ended
                                                           ---------------------
                                                            July 1,     July 3,
                                                             2000        1999
                                                           --------    --------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings.......................................   $  8,819    $  1,909
     Adjustments to reconcile net earnings to net
       cash used by operating activities
         Depreciation and amortization..................      5,452       4,341
         Provision for losses on accounts receivable....        144          53
         (Gain) loss on disposition of assets...........       (247)          3
         Stock option expense...........................         55          72
         Tax effect of common stock issued upon
           exercise of employee stock options...........      2,011          19
         Change in assets and liabilities, net of
           effects from business acquisitions and
           disposition of assets
           Accounts receivable..........................    (22,529)    (15,287)
           Inventories..................................    (39,747)     (2,699)
           Other current assets.........................      2,979       1,616
           Other assets.................................     (3,781)        160
           Accounts payable.............................     19,640      (3,341)
           Accrued compensation.........................     (8,464)     (2,542)
           Other accrued liabilities....................      4,627       2,989
           Income taxes.................................      3,198         ---
           Deferred income taxes........................         25          25
           Long-term liabilities........................      1,174         ---
                                                           --------    --------
                 Total adjustments......................    (35,463)    (14,591)
                                                           --------    --------
                 Net cash used by operating
                   activities...........................    (26,644)    (12,682)

                                  (Continued)

                                    5 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                          Thirteen Weeks Ended
                                                          ---------------------
                                                           July 1,     July 3,
                                                            2000        1999
                                                          --------    --------
                                                              (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures...............................  $ (3,212)   $  (1,675)
     Business acquisitions..............................       ---      (64,000)
     Proceeds from sale of assets.......................    12,000          ---
                                                          --------    ---------
         Net cash provided (used) by investing
                  activities............................     8,788      (65,675)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of long-term debt of acquired businesses...       ---      (24,255)
     Issuance of common stock...........................     1,443          174
                                                          --------    ---------
         Net cash provided (used) provided by
             financing activities.......................     1,443      (24,081)
                                                          --------    ---------

NET DECREASE IN CASH....................................   (16,413)    (102,438)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........   101,052      207,942
                                                          --------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............  $ 84,639    $ 105,504
                                                          ========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
       Interest.........................................  $    ---    $     ---
       Income taxes.....................................       712       (1,217)
     Non-cash investing activities:
       Note and non-compete receivables from sale of
         assets.........................................     9,846          ---


The accompanying notes are an integral part of these statements.

                                    6 of 13

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies
-------------------

The consolidated balance sheet as of July 1, 2000, and the consolidated statements of earnings and cash flows for the thirteen week periods ended
July 1, 2000 and July 3, 1999, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 1, 2000, included in the Company's Form 10-K for that period.

Business Acquisitions
---------------------

In November 1999, the Company acquired all the outstanding common stock of Orange Coast Datacomm, Inc., Orange Coast Cabling, Inc. and Go Telecomm, Inc., collectively known as Orange Coast, for an aggregate purchase price of approximately $17.7 million, which included an unsecured promissory note in the amount of $9.0 million. Orange Coast, which reported sales of approximately $19.0 million for the year ended December 31, 1998, provided comprehensive end-to-end voice and data network solutions to major corporations from offices in Irvine and Santa Clara, California.

In June 1999, the Company acquired certain assets and assumed certain liabilities of Advacom, Inc. (Advacom) for a cash purchase price of $33.0 million plus the assumption of approximately $21.8 million of interest bearing obligations which were retired on the day of closing. Advacom was a Pennsylvania based distributor of electronic connectors, passive and electromechanical components and generated approximately $112.0 million in revenue for the year ended December 31, 1998.

Sale of Redistribution Wire & Cable Assets
------------------------------------------

On May 23, 2000, the Company completed the sale of certain assets of its specialty distribution business to Houston Wire & Cable Company. The sale included assets related to the redistribution of high voltage specialty wire and cable to electrical distributors. These assets generated approximately
$93.0 million in revenues for the fiscal year ended April 1, 2000.

                                    7 of 13

Cash and Cash Equivalents
-------------------------

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Sales to Major Customers
------------------------
For the thirteen week period ended July 1, 2000, sales to Applied Materials, Inc. represented approximately 12% of net sales.

Earnings Per Share
------------------

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 1.2 million and 0.4 million were used in the calculation of diluted earnings per common share for the thirteen week periods ended July 1, 2000 and July 3, 1999, respectively. Options to purchase 0.1 million and 0.8 million shares of common stock for the thirteen week periods ended July 1, 2000 and July 3, 1999, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004 because inclusion of such shares would be antidilutive.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the thirteen week period ended July 1, 2000 increased $103.1 million, or 50.2%, compared to the same period a year ago. Net sales for the Company's specialty distribution and network solutions businesses increased $73.1 million, or 48.7%, compared to the prior year period, primarily as a result of internal growth, strong market conditions in the industries that the Company serves, and the Orange Coast and Advacom acquisitions, partially offset by the loss of sales associated with the redistribution assets which were sold in May 2000. The contract manufacturing business grew $30.0 million, or 54.5%, compared

                                    8 of 13
to the same quarter last year, primarily as a result of increased sales to customers in the semiconductor capital equipment, network systems and telecommunications industries.

Gross profit increased $22.2 million, or 69.3%, for the thirteen weeks compared to the corresponding period a year ago primarily due to increased sales combined with an increase in the gross profit percentage. Gross profit as a percentage of sales increased to 17.6% from 15.6% in the same period last year. The increase in the gross profit percentage was primarily due to growth in the specialty distribution business, an improved pricing environment for certain products and services, and improvements in plant and equipment utilization in the Company's contract manufacturing business.

Selling, general and administrative (SG&A) expenses increased $10.3 million, or 36.8%, compared to the same quarter last year. The increase in SG&A expenses was primarily due to expenses necessary to support the growth in the Company's operations, including acquisitions and the expansion of network solutions services. As a percentage of sales, SG&A expenses decreased to 12.5% compared to 13.7% in the corresponding period last year. The decrease as a percentage of sales was the result of the continued focus on cost containment and leveraging operating expenses on higher sales.

Interest expense consists primarily of interest on the 4 1/2% Convertible Subordinated Notes due 2004.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents.

Net earnings for the thirteen week period were $8.8 million compared to $1.9 million in the same period last year. The increase in net earnings was primarily the result of increased gross profit partially offset by an increase in SG&A expenses.

Liquidity and Capital Resources
-------------------------------

Working capital at July 1, 2000 was $348.0 million, an increase of $10.7 million, or 3.2%, since April 1, 2000. The increase was primarily due to the growth in accounts receivable and inventories in relation to current and future sales levels.

                                    9 of 13

Temporary investments at July 1, 2000 were $75.1 million, a decrease of $30.0 million since April 1, 2000, which was primarily due to the growth in other working capital. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At July 1, 2000, funds were invested in institutional money market funds, which are compatible with the Company's stated investment strategy.

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

Forward-looking statements involve risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. The Company believes that all forward-looking statements made by it have a reasonable basis, but there can be no assurance that management's expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially from those discussed in the forward-

                                    10 of 13
looking statements include, but are not limited to, the factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on June 29, 2000. At such meeting, Messrs. LeRoy J. Morgan and David Siegel were elected to serve as directors of the Company for the next three years. In addition, shareholders ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending March 31, 2001.

                                            Votes Against
                                             or Withheld      Votes     Broker
   Proposal                     Votes For     Authority     Abstained  Non-Votes
   --------                     ---------   -------------   ---------  ---------

1. Election of Directors:
   LeRoy J. Morgan              24,432,405      285,973           0          0
   David Siegel                 24,434,736      283,602           0          0

2. Approval and ratification
   of the appointment of
   Grant Thornton LLP as the
   Company's independent
   public accountants for the
   fiscal year ending
   March 31, 2001.              24,684,828       21,993      11,557          0

                                    11 of 13

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits:

          3 - Amended and Restated Bylaws of Kent Electronics Corporation.

          11 - Computation of Earnings Per Share.

          27 - Financial Data Schedule.

     (b)  Reports on Form 8-K:

          The Company filed a Current Report on Form 8K dated June 14, 2000 reporting under "Item 5. Other Events" the announcement of the sale of certain assets of its specialty wire and cable redistribution business.

                                    12 of 13

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KENT ELECTRONICS CORPORATION
                                   --------------------------------------
                                               (Registrant)



Date:  August 11, 2000                 By: /s/Larry D. Olson
       ---------------------               ------------------------------
                                           Larry D. Olson
                                           Chief Executive Officer,
                                           President and Director
                                           (Principal Executive Officer)



Date:  August 11, 2000                 By: /s/Stephen J. Chapko
       ---------------------               ------------------------------
                                           Stephen J. Chapko
                                           Executive Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (Principal Financial
                                           Officer)



Date:  August 11, 2000                 By: /s/David D. Johnson
       ---------------------               ------------------------------
                                           David D. Johnson
                                           Vice President, Corporate
                                           Controller (Principal Accounting
                                           Officer)





                                    13 of 13