Form 10-Q
period 2000-09-30
KENT ELECTRONICS CORP
filed 2000-11-14
CIK 793024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

                        Commission file number  0-14643

                         KENT ELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

               Texas                                       74-1763541
 (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification No.)

 1111 Gillingham Lane, Sugar Land, Texas                      77478
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (281) 243-4000

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

     At November 10, 2000, 28,584,847 shares of common stock, no par value, were outstanding.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          September 30,    April 1,
                                                               2000          2000
                                                          -------------    --------
                                                          (Unaudited)
                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $80,237 at September 30 and
       $105,164 at April 1)............................        $ 74,162    $101,052
     Accounts receivable, less allowance of $1,195
       at September 30 and $932 at April 1.............         180,909     149,161
     Inventories
       Materials and purchased products................         117,222     124,939
       Work in process.................................             826       1,002
                                                               --------    --------
                                                                118,048     125,941
     Net assets of discontinued operations.............         195,164     143,795
     Other.............................................           8,792      12,594
                                                               --------    --------
         Total current assets..........................         577,075     532,543

PROPERTY AND EQUIPMENT
     Land..............................................           4,990       4,990
     Buildings.........................................          18,424      19,627
     Equipment, furniture and fixtures.................          57,050      58,808
     Leasehold improvements............................             855       1,541
                                                               --------    --------
                                                                 81,319      84,966
     Less accumulated depreciation and amortization....         (28,222)    (29,209)
                                                               --------    --------
                                                                 53,097      55,757

OTHER ASSETS...........................................          16,344      10,429

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $6,568 at
     September 30 and $5,176 at April 1................         101,772     103,164
                                                               --------    --------
                                                               $748,288    $701,893
                                                               ========    ========


The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                          September 30,    April 1,
                                                               2000          2000
                                                          -------------    --------
                                                          (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable..................................        $ 98,842    $ 82,782
     Accrued compensation..............................          20,460      23,877
     Other accrued liabilities.........................          21,045      16,202
     Income taxes......................................           4,323         589
     Current maturities of long-term debt..............           4,000       4,000
                                                               --------    --------
         Total current liabilities.....................         148,670     127,450

LONG-TERM DEBT, less current maturities................         212,000     212,000

DEFERRED INCOME TAXES..................................          11,874      11,824

LONG-TERM LIABILITIES..................................           7,061       5,887

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued........             ---         ---
     Common stock, no par value; authorized
       60,000,000 shares; 28,592,853 shares issued
       and 28,542,853 shares outstanding at
       September 30 and 28,375,032 shares issued and
       28,325,032 shares outstanding at April 1........          74,035      68,579
     Additional paid-in capital........................         117,908     117,797
     Retained earnings.................................         177,717     159,333
                                                               --------    --------
                                                                369,660     345,709
     Less common stock in treasury - at cost,
       50,000 shares...................................            (977)       (977)
                                                               --------    --------
                                                                368,683     344,732
                                                               --------    --------
                                                               $748,288    $701,893
                                                               ========    ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - In thousands, except per share data)

                                                                Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                             --------------------------    --------------------------
                                                             September 30,   October 2,    September 30,    October 2,
                                                                 2000          1999             2000          1999
                                                              ------------   ----------    -------------    ----------
Net sales.......................................               $231,364      $173,473         $454,677      $323,673
Cost of sales...................................                183,404       138,630          360,473       257,990
                                                               --------      --------         --------      --------
     Gross profit...............................                 47,960        34,843           94,204        65,683

Selling, general and administrative expenses....                 35,193        29,530           70,476        54,901
                                                               --------      --------         --------      --------
     Operating profit...........................                 12,767         5,313           23,728        10,782

Other income (expense)
     Interest expense...........................                 (2,676)       (2,575)          (5,385)       (5,153)
     Other - net................................                  1,230         1,354            2,841         3,136
                                                               --------      --------         --------      --------
       Earnings from continuing operations
         before income taxes....................                 11,321         4,092           21,184         8,765

Income taxes....................................                  4,527         1,643            8,472         3,520
                                                               --------      --------         --------      --------
Earnings from continuing operations.............                  6,794         2,449           12,712         5,245
Earnings from discontinued operations,
     net of income taxes........................                  2,771         1,235            5,672           348
                                                               --------      --------         --------      --------
       NET EARNINGS.............................               $  9,565      $  3,684         $ 18,384      $  5,593
                                                               ========      ========         ========      ========
Basic earnings per common share:
         Earnings from continuing operations....               $    .24      $    .09         $    .45      $    .19
                                                               ========      ========         ========      ========
         Net earnings...........................               $    .34      $    .13         $    .65      $    .20
                                                               ========      ========         ========      ========
Diluted earnings per common share:
         Earnings from continuing operations....               $    .23      $    .09         $    .43      $    .18
                                                               ========      ========         ========      ========
         Net earnings...........................               $    .32      $    .13         $    .62      $    .20
                                                               ========      ========         ========      ========
Weighted average shares:
         Basic..................................                 28,508        27,993           28,446        27,984
                                                               ========      ========         ========      ========
         Diluted................................                 29,675        28,740           29,636        28,534
                                                               ========      ========         ========      ========

The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Twenty-Six Weeks Ended
                                                            ---------------------------
                                                            September 30,    October 2,
                                                                2000            1999
                                                            -------------    ----------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Earnings from continuing operations.................        $ 12,712      $  5,245
     Adjustments to reconcile earnings from continuing
       operations to net cash used by operating
       activities
         Depreciation and amortization...................           4,676         3,309
         Provision for losses on accounts receivable.....             263           115
         (Gain) loss on disposition of assets............            (245)            9
         Stock option expense............................             111           143
         Tax effect of common stock issued upon
           exercise of employee stock options............           2,562            81
         Change in assets and liabilities, net of
           effects from business acquisitions and
           disposition of assets
           Accounts receivable...........................         (32,590)      (19,439)
           Inventories...................................         (18,063)      (19,912)
           Other current assets..........................           3,609         3,741
           Other assets..................................          (2,915)          343
           Accounts payable..............................          23,456        13,545
           Accrued compensation..........................          (3,311)          960
           Other accrued liabilities.....................           4,164         1,034
           Income taxes..................................           3,734           ---
           Deferred income taxes.........................              50            50
                Long-term liabilities....................           1,174           ---
                                                                 --------      --------
                 Total adjustments.......................         (13,325)      (16,021)
                                                                 --------      --------
                 Net cash used by operating
                   activities of continuing operations...            (613)      (10,776)

                                    (Continued)

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Twenty-Six Weeks Ended
                                                                 -------------------------------
                                                                 September 30,        October 2,
                                                                      2000              1999
                                                                 -------------        ----------
                                                                            (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures................................          $ (3,439)           $  (2,529)
     Business acquisitions...............................               ---              (64,000)
     Proceeds from sale of assets........................            18,846                  ---
                                                                   --------            ---------
         Net cash provided (used) by investing
             activities of continuing operations.........            15,407              (66,529)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on long-term debt of acquired businesses....               ---              (24,255)
     Issuance of common stock............................             2,894                  352
                                                                   --------            ---------
         Net cash provided (used) by financing
             activities of continuing operations.........             2,894              (23,903)
                                                                   --------            ---------
NET INCREASE (DECREASE) IN CASH FROM CONTINUING
     OPERATIONS..........................................            17,688             (101,208)
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS........           (44,578)              (2,999)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........           101,052              207,942
                                                                   --------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............          $ 74,162            $ 103,735
                                                                   ========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
       Interest..........................................          $  4,658            $   4,658
       Income taxes......................................             5,909                 (916)
     Non-cash investing activities:
       Non-compete receivable from sale of assets........             3,000                  ---

        The accompanying notes are an integral part of these statements.

                 KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

The consolidated balance sheet as of September 30, 2000, and the consolidated statements of earnings and cash flows for the thirteen and twenty-six week periods ended September 30, 2000 and October 2, 1999, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 1, 2000, included in the Company's Form 10-K for that period.

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

Sale of Assets

On May 23, 2000, the Company completed the sale of certain assets of its specialty distribution business to Houston Wire & Cable Company. The sale included assets related to the redistribution of high voltage specialty wire and cable to electrical distributors. These assets generated approximately $93.0 million in revenues for the fiscal year ended April 1, 2000.

Discontinued Operations

On October 10, 2000, subsequent to the end of the second quarter of fiscal 2001, the Company sold the common stock of K*TEC Electronics Corporation, its contract manufacturing operation, for $225.0 million, consisting of $175.0 million in cash and a $50.0 million senior secured note maturing on March 10, 2001. K*TEC is a vertically integrated contract manufacturer providing total box build and subassemblies. The purchase price is subject to a post-closing adjustment based upon K*TEC's net asset value as of October 7, 2000. A pretax gain on the sale of K*TEC of approximately $30.0 million to $40.0 million is expected to be recorded in the third quarter of fiscal 2001. The net assets and operations of K*TEC are reflected as discontinued operations. Corporate, and shared general and administrative costs of the Company were not allocated to discontinued operations.

Certain information with respect to the discontinued operations of K*TEC is as follows:

(In thousands, except per share data)           Thirteen Weeks Ended               Twenty-Six Weeks Ended
-------------------------------------        --------------------------          ---------------------------
                                             September 30,    October 2,         September 30,    October 2,
                                                 2000            1999                 2000           1999
                                             -------------    ----------         --------------   ----------
Net sales...............................        $118,026      $ 62,600            $202,981          $117,576
                                                --------      --------            --------          --------
Earnings before income taxes............           4,620         1,974               9,454               444
Income taxes............................           1,849           739               3,782                96
                                                --------      --------            --------          --------
Earnings from discontinued
  operations............................        $  2,771      $  1,235            $  5,672          $    348
                                                ========      ========            ========          ========
Earnings per common share from
  discontinued operations:
    Basic...............................        $    .10      $    .04            $    .20          $    .01
                                                ========      ========            ========          ========
    Diluted.............................        $    .09      $    .04            $    .19          $    .01
                                                ========      ========            ========          ========

                                              As of September 30, 2000                As of April 1, 2000
                                              ------------------------                ----------------------
Current assets..........................                $187,462                             $105,280
Noncurrent assets.......................                  66,178                               67,757
                                                        --------                             --------
Total assets............................                 253,640                              173,037
                                                        --------                             --------
Current liabilities.....................                  58,476                               29,242
                                                        --------                             --------
Total liabilities.......................                  58,476                               29,242
                                                        --------                             --------
Net assets of K*TEC.....................                $195,164                             $143,795
                                                        ========                             ========

Cash and Cash Equivalents

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 1.2 million were used in the calculation of diluted earnings per common share for both the thirteen and twenty-six week periods ended September 30, 2000. Incremental shares of 0.7 million and 0.6 million were used in the calculation of diluted earnings per common share for the thirteen and twenty-six week periods ended October 2, 1999, respectively. Options to purchase 0.3 million and 1.0 million shares of common stock for the thirteen week periods, and 0.2 million and 1.1 million for the twenty-six week periods ended September 30, 2000 and October 2, 1999, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004 because inclusion of such shares would be antidilutive.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF CONTINUING OPERATIONS

Results of Continuing Operations

Net sales for the thirteen and twenty-six week periods ended September 30, 2000 increased $57.9 million, or 33.4%, and $131.0 million, or 40.5%, compared to the same periods a year ago. The Company's two core businesses, specialty distribution and network solutions, accounted for 57.8% and 42.2% of sales in the second fiscal quarter and posted sequential growth of 12.3% and 9.3%, respectively. The sales increase from the prior year periods reflects internal growth resulting from increased demand for networking products and services, and interconnect, passive and electromechanical products, sales from Advacom and

Orange Coast since the respective acquisition dates, and partially offset by the loss of sales associated with the wire and cable redistribution assets sold in May 2000.

Gross profit increased $13.1 million, or 37.6%, for the thirteen weeks and $28.5 million, or 43.4%, for the twenty-six weeks compared to the corresponding periods a year ago primarily due to increased sales combined with an increase in the gross profit percentage. For the thirteen and twenty-six week periods, gross profit as a percentage of sales increased to 20.7% in both current year periods from 20.1% and 20.3%, respectively, in the same periods last year. The increase in the gross profit percentage was primarily due to an improved pricing environment for certain products.

Selling, general and administrative (SG&A) expenses increased $5.7 million, or 19.2%, and $15.6 million, or 28.4%, for the thirteen and twenty-six week periods, respectively. The increase in SG&A expenses was primarily due to expenses necessary to support the growth in the Company's operations, including acquisitions and the expansion of network solutions services, partially offset by the sale of the wire and cable redistribution assets. As a percentage of sales, SG&A expenses decreased to 15.2% and 15.5% in the thirteen and twenty-six week periods, respectively, compared to 17.0% in both corresponding periods last year. The decrease as a percentage of sales was the result of leveraging operating expenses on higher sales, the sale of the wire and cable redistribution assets, the continued focus on cost containment, and an increase in service sales as a percentage of total sales.

Interest expense consists primarily of interest on the 4 1/2% Convertible Subordinated Notes due 2004.

Other-net consists principally of interest and dividend income generated by cash and cash equivalents.

Earnings from continuing operations were $6.8 million for the thirteen week period compared to $2.4 million in the corresponding period a year ago. For the twenty-six week period, earnings from continuing operations were $12.7 million compared to $5.2 million last year. The increase in earnings from continuing operations was primarily the result of increased gross profit partially offset by an increase in SG&A expenses.

Liquidity and Capital Resources

Working capital excluding assets of discontinued operations was $233.2 million,
a decrease of $28.1 million, or 10.7%, since April 1, 2000.   The decrease was
primarily due to the growth in accounts payable and other accrued liabilities.

Included in the Company's working capital at September 30, 2000 are temporary investments of $80.2 million, a decrease of $24.9 million since April 1, 2000, which was primarily due to funding growth in inventories and accounts receivable of discontinued operations. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At September 30, 2000, funds were invested in institutional money market funds, which are compatible with the Company's stated investment strategy. On October 10, 2000, subsequent to the end of the second quarter of fiscal 2001, the Company received cash of $175.0 million and a $50 million senior secured note maturing on March 10, 2001, for the sale of K*TEC Electronics.

On October 6, 2000, the Company obtained a $25.0 million line of credit with a bank. As of the date of this filing, there was no indebtedness outstanding under the line of credit.

The Company intends to apply its capital resources to expand its business by establishing or acquiring similar specialty distribution and network solutions operations in geographic areas that are attractive to the Company, by acquiring new facilities and by enlarging or improving existing facilities. In addition to the capital required to purchase existing businesses or to fund start-up operations, the expansion of the Company's operations at both new and existing locations will require greater levels of capital to finance the purchase of additional equipment, increased levels of inventory and greater accounts receivable. The Company believes that current resources, including the line of credit, along with funds generated from operations, should be sufficient to meet its current capital requirements.

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

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company could be exposed to market risk from changes in interest rates. The Company continually monitors exposure to market risk and, when appropriate, develops strategies to manage this risk. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates. Currently, the Company's interest rate risk, if any, relates to its temporary investments, notes receivable and 4 1/2% Convertible Subordinated Notes Due 2004.

                          PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          11   - Computation of Earnings Per Share.
          27.1 - Financial Data Schedule.
          27.2 - Financial Data Schedule.
          27.3 - Financial Data Schedule.

     (b)  Reports on Form 8-K:
          (i) The Company filed a Current Report on Form 8-K dated October 11, 2000 reporting under "Item 2. Acquisition or Disposition of Assets" the sale of 100% of the common stock of K*TEC Electronics Corporation.
          (ii) The Company filed a Current Report on Form 8-K dated October 25, 2000 reporting under "Item 5. Other Events" the announcement of financial results for the fiscal second quarter and six months ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KENT ELECTRONICS CORPORATION
                                   --------------------------------------
                                       (Registrant)



Date:      November 14, 2000          By:  /s/Larry D. Olson
           ------------------             --------------------
                                          Larry D. Olson
                                          Chief   Executive Officer,
                                          President and Director
                                          (Principal Executive Officer)



Date:      November 14, 2000         By:  /s/Stephen J. Chapko
           ------------------             --------------------
                                          Stephen J. Chapko
                                          Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary (Principal Financial
                                          Officer)



Date:      November 14, 2000         By:  /s/David D. Johnson
           ------------------             -------------------
                                          David D. Johnson
                                          Vice President, Corporate Controller
                                          (Principal Accounting Officer)