Form 10-Q
period 2000-12-30
KENT ELECTRONICS CORP
filed 2001-02-13
CIK 793024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000
                               -----------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

Commission file number 0-14643
                       -------

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

         At February 12, 2001, 28,634,737 shares of common stock, no par value, were outstanding.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                             December 30,       April 1,
                                                                2000             2000
                                                             ------------      ---------
                                                             (Unaudited)
            ASSETS
CURRENT ASSETS
     Cash and cash equivalents (including temporary
       investments of $228,744 at December 30 and
       $105,164 at April 1) ...........................       $ 212,753        $ 101,052
     Accounts receivable, less allowance of $912
       at December 30 and $932 at April 1 .............         197,036          149,161
     Notes receivable .................................          63,256               --
     Inventories
       Materials and purchased products ...............         118,486          124,939
       Work in process ................................           3,045            1,002
                                                              ---------        ---------
                                                                121,531          125,941
     Net assets of discontinued operations ............              --          143,795
     Other ............................................           9,593           12,594
                                                              ---------        ---------
         Total current assets .........................         604,169          532,543

PROPERTY AND EQUIPMENT
     Land .............................................           4,990            4,990
     Buildings ........................................          20,025           19,627
     Equipment, furniture and fixtures ................          59,076           58,808
     Leasehold improvements ...........................           1,052            1,541
                                                              ---------        ---------
                                                                 85,143           84,966
     Less accumulated depreciation and amortization ...         (30,080)         (29,209)
                                                              ---------        ---------
                                                                 55,063           55,757

OTHER ASSETS ..........................................          16,125           10,429

COST IN EXCESS OF NET ASSETS ACQUIRED,
     less accumulated amortization of $7,269 at
     December 30 and $5,176 at April 1 ................         101,071          103,164
                                                              ---------        ---------
                                                              $ 776,428        $ 701,893
                                                              =========        =========

The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                            December 30,        April 1,
                                                                2000              2000
                                                            ------------       ---------
                                                             (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable .................................       $  72,347        $  82,782
     Accrued compensation .............................          27,281           23,877
     Other accrued liabilities ........................          34,402           16,202
     Income taxes .....................................          10,213              589
     Current maturities of long-term debt .............           4,000            4,000
                                                              ---------        ---------
         Total current liabilities ....................         148,243          127,450

LONG-TERM DEBT, less current maturities ...............         212,000          212,000

DEFERRED INCOME TAXES .................................          11,899           11,824

LONG-TERM LIABILITIES .................................           7,061            5,887

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value per share;
       authorized 2,000,000 shares; none issued .......              --               --
     Common stock, no par value; authorized
       60,000,000 shares; 28,677,737 shares issued
       and 28,627,737 shares outstanding at
       December 30 and 28,375,032 shares issued and
       28,325,032 shares outstanding at April 1 .......          74,690           68,579
     Additional paid-in capital .......................         118,464          117,797
     Retained earnings ................................         205,048          159,333
                                                              ---------        ---------
                                                                398,202          345,709
     Less common stock in treasury - at cost,
       50,000 shares ..................................            (977)            (977)
                                                              ---------        ---------
                                                                397,225          344,732
                                                              ---------        ---------
                                                              $ 776,428        $ 701,893
                                                              =========        =========

The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited - In thousands, except per share data)


                                                            Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                        ----------------------------      ----------------------------
                                                        December 30,      January 1,      December 30,      January 1,
                                                           2000             2000             2000             2000
                                                        ------------      ----------      ------------      ----------
Net sales ........................................       $ 239,091        $ 198,328        $ 693,768        $ 522,001
Cost of sales ....................................         189,112          154,653          549,585          412,643
                                                         ---------        ---------        ---------        ---------
     Gross profit ................................          49,979           43,675          144,183          109,358
Selling, general and administrative expenses .....          35,951           31,992          106,427           86,893
                                                         ---------        ---------        ---------        ---------
     Operating profit ............................          14,028           11,683           37,756           22,465
Other income (expense)
     Interest expense ............................          (2,675)          (2,574)          (8,060)          (7,727)
     Other - net .................................           4,791            1,250            7,632            4,386
                                                         ---------        ---------        ---------        ---------
       Earnings from continuing operations
         before income taxes .....................          16,144           10,359           37,328           19,124
Income taxes .....................................           6,458            4,160           14,930            7,680
                                                         ---------        ---------        ---------        ---------
Earnings from continuing operations ..............           9,686            6,199           22,398           11,444
Discontinued operations
     Earnings (loss) from discontinued
       operations, net of income taxes ...........            (355)            (971)           5,317             (623)
     Gain on disposal of discontinued opera-
       tions, net of income taxes of $12,000  ....          18,000               --           18,000               --
                                                         ---------        ---------        ---------        ---------
         NET EARNINGS ............................       $  27,331        $   5,228        $  45,715        $  10,821
                                                         =========        =========        =========        =========
Basic earnings per common share:
     Earnings from continuing operations .........       $     .34        $     .22        $     .79        $     .41
                                                         =========        =========        =========        =========
     Net earnings ................................       $     .96        $     .19        $    1.60        $     .39
                                                         =========        =========        =========        =========
Diluted earnings per common share:
     Earnings from continuing operations .........       $     .33        $     .21        $     .76        $     .40
                                                         =========        =========        =========        =========
     Net earnings ................................       $     .94        $     .18        $    1.55        $     .38
                                                         =========        =========        =========        =========
Weighted average shares:
     Basic .......................................          28,583           28,057           28,492           28,008
                                                         =========        =========        =========        =========
     Diluted .....................................          29,112           28,971           29,461           28,680
                                                         =========        =========        =========        =========

The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                              Thirty-Nine Weeks Ended
                                                            ----------------------------
                                                            December 30,      January 1,
                                                                2000            2000
                                                            ------------      ----------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Earnings from continuing operations ..............       $ 22,398        $ 11,444
     Adjustments to reconcile earnings from continuing
       operations to net cash used by operating
       activities
         Depreciation and amortization ................          7,252           5,525
         Provision for losses on accounts receivable ..            (20)           (118)
         Gain (loss) on disposition of assets .........           (243)             18
         Stock option expense .........................            667             215
         Tax effect of common stock issued upon
           exercise of employee stock options .........          2,759             362
         Change in assets and liabilities, net of
           effects from business acquisitions and
           disposition of assets
           Accounts receivable ........................        (48,434)        (32,966)
           Inventories ................................        (21,546)        (25,512)
           Notes receivable and other current assets ..          1,754           3,650
           Other assets ...............................         (2,696)            662
           Accounts payable ...........................         (3,039)         20,564
           Accrued compensation .......................          3,510           2,407
           Other accrued liabilities ..................           (479)          5,171
           Income taxes ...............................         (2,376)             --
           Deferred income taxes ......................             75              75
              Long-term liabilities ...................          1,174              --
                                                              --------        --------
                 Total adjustments ....................        (61,642)        (19,947)
                 Net cash used by operating activities
                   of continuing operations ...........        (39,244)         (8,503)


                                  (Continued)

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                              Thirty-Nine Weeks Ended
                                                             ---------------------------
                                                             December 30,      January 1,
                                                                2000              2000
                                                             ------------      ---------
                                                                      (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures .............................       $  (7,283)       $  (3,918)

     Business acquisitions ............................              --          (71,906)

     Proceeds from sale of assets .....................          18,846               14

     Proceeds from sale of discontinued operations ....         175,000               --
                                                              ---------        ---------
         Net cash provided (used) by investing
             activities of continuing operations ......         186,563          (75,810)

CASH FLOWS FROM FINANCING ACTIVITIES

     Payment on long-term debt of acquired businesses .              --          (24,605)

     Issuance of common stock .........................           3,352            1,134
                                                              ---------        ---------
         Net cash provided (used) by financing
             activities of continuing operations ......           3,352          (23,471)
                                                              ---------        ---------
NET INCREASE (DECREASE) IN CASH FROM CONTINUING
     OPERATIONS .......................................         150,671         (107,784)

NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS .....         (38,970)         (10,027)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......         101,052          207,942
                                                              ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............       $ 212,753        $  90,131
                                                              =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:

       Interest .......................................       $   4,658        $   4,658

     Income taxes .....................................          18,016            1,694

     Non-cash investing activities:

       Receivables from sale of redistribution assets
         and discontinued operations ..................          65,202               --

The accompanying notes are an integral part of these statements.

                  KENT ELECTRONICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Policies

The consolidated balance sheet as of December 30, 2000, and the consolidated statements of earnings and cash flows for the thirteen and thirty-nine week periods ended December 30, 2000 and January 1, 2000, have been prepared by the Company without audit. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and notes thereto for the fiscal year ended April 1, 2000, included in the Company's Form 10-K for that period.

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

Discontinued Operations

On October 10, 2000, the Company sold K*TEC Electronics Corporation, its contract manufacturing operation, for $238.3 million, consisting of $175.0 million in cash, a $50.0 million senior secured note, which was redeemed on January 26, 2001, and a $12.2 million unsecured note maturing on October 10, 2001. The unsecured note is subject to a post-closing adjustment based upon K*TEC's net asset value as of October 7, 2000. A pretax gain on the sale of K*TEC of approximately $30.0 million, $18.0 million after tax or $0.62 per diluted share, was recorded in the third quarter of fiscal 2001. The net assets and operations of K*TEC are reflected as discontinued operations. Corporate, and shared general and administrative costs of the Company were not allocated to discontinued operations.

Certain information with respect to the discontinued operations of K*TEC is as follows:


(In thousands, except per share data)       Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                         ---------------------------      ----------------------------
                                         December 30,      January 1,     December 30,      January 1,
                                             2000            2000             2000            2000
                                         ------------      ----------     ------------      ---------
Net sales .........................       $   8,958        $  60,707        $ 211,939       $ 178,283
                                          ---------        ---------        ---------       ---------
Earnings (loss) before
  income taxes ....................            (593)          (1,754)           8,861          (1,310)
Income taxes ......................            (238)            (783)           3,544            (687)
                                          ---------        ---------        ---------       ---------
Earnings (loss) from
  discontinued operations .........            (355)            (971)           5,317            (623)
Gain on disposal of discon-
  tinued operations, net of
  income taxes of $12,000 .........          18,000               --           18,000              --
                                          ---------        ---------        ---------       ---------
Total discontinued operations,
  net of income taxes .............       $  17,645        $    (971)       $  23,317       $    (623)
                                          =========        =========        =========       =========
Earnings (loss) per common
  share from discontinued
  operations:
    Basic .........................       $     .62        $    (.03)       $     .81       $    (.02)
                                          =========        =========        =========       =========
    Diluted .......................       $     .61        $    (.03)       $     .79       $    (.02)
                                          =========        =========        =========       =========


                           As of April 1, 2000
                           -------------------
Current assets ..........       $105,280
Noncurrent assets .......         67,757
                                --------
Total assets ............        173,037
                                --------
Current liabilities .....         29,242
                                --------
Total liabilities .......       $ 29,242
                                --------
Net assets of K*TEC .....       $143,795
                                ========

Cash and Cash Equivalents

Temporary investments may be greater than the cash and cash equivalents balance because they may be offset by individual bank accounts with a book overdraft position within the same bank where multiple accounts are maintained.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 0.5 million and 1.0 million were used in the calculation of diluted earnings per common share for the thirteen and thirty-nine week periods ended December 30, 2000, respectively. Incremental shares of 0.9 million and 0.7 million were used in the calculation of diluted earnings per common share for the thirteen and thirty-nine week periods ended January 1, 2000, respectively. Options to purchase 1.1 million and 0.2 million shares of common stock for the thirteen week periods, and 0.5 million and 0.8 million for the thirty-nine week periods ended December 30, 2000 and January 1, 2000, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock. The calculation of earnings per share does not include approximately 4.2 million shares issuable upon conversion of the 4 1/2% Convertible Subordinated Notes due 2004 because inclusion of such shares would be antidilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF CONTINUING OPERATIONS

Results of Continuing Operations

Net sales for the thirteen and thirty-nine week periods ended December 30, 2000 increased $40.8 million, or 20.6%, and $171.8 million, or 32.9%, compared to the same periods a year ago. The sales increase from the prior year periods reflects internal growth resulting from increased demand for networking products and services, and interconnect, passive and electromechanical products, partially offset by the loss of sales associated with the wire and cable redistribution assets sold in May 2000. Sales from the acquired businesses of Advacom and Orange Coast benefited the thirty-nine weeks in fiscal 2001 compared to sales contributed since the respective acquisition dates in the thirty-nine week period a year ago. The Company's two core businesses, specialty distribution and network solutions, accounted for 53.8% and 46.2% of sales in the third fiscal quarter and posted growth of 26.6% and 48.7%, respectively, for the thirteen weeks and 45.0% and 54.8%, respectively, for the thirty-nine weeks compared to the prior year periods.

Gross profit increased $6.3 million, or 14.4%, for the thirteen weeks and $34.8 million, or 31.8%, for the thirty-nine weeks compared to the corresponding periods a year ago primarily due to increased sales partially offset by a decrease in the gross profit percentage. Gross profit as a percentage of sales decreased to 20.9% from 22.0% for the thirteen weeks and to 20.8% from 20.9% for the thirty-nine weeks. The decrease in the gross profit percentage was primarily due to a change in business mix, a more competitive pricing environment for certain network integration products, and the impact of the sale of the wire and cable redistribution assets in May 2000. The gross profit percentage increased in the third quarter from the 20.7% reported in the second quarter of fiscal 2001 primarily due to an increase in service sales as a percentage of total sales.

Selling, general and administrative (SG&A) expenses increased $4.0 million, or 12.4%, and $19.5 million, or 22.5%, for the thirteen and thirty-nine week periods, respectively. The increase in SG&A expenses for both periods was primarily due to expenses necessary to support the growth in the Company's operations, including the expansion of network solutions services, partially offset by the sale of the wire and cable redistribution assets. Operating expenses from the acquired businesses of Advacom and Orange Coast contributed to the increase in SG&A expenses for the thirty-nine weeks in fiscal 2001 compared to the SG&A expenses contributed since the respective acquisition dates in the thirty-nine week period a year ago. As a percentage of sales, SG&A expenses decreased to 15.0% and 15.3% in the thirteen and thirty-nine week periods, respectively, compared to 16.1% and 16.6% in the corresponding periods last year. SG&A expenses as a percentage of sales also decreased sequentially from the 15.2% reported in the second quarter of fiscal 2001. The decrease as a percentage of sales was the result of leveraging operating expenses on higher sales, the sale of the wire and cable redistribution assets, the continued focus on cost containment, and an increase in service sales as a percentage of total sales.

Interest expense consists primarily of interest on the 4 1/2% Convertible Subordinated Notes due 2004.

Other-net consists principally of interest and dividend income generated by cash, cash equivalents and notes receivable.

Earnings from continuing operations were $9.7 million for the thirteen week period compared to $6.2 million in the corresponding period a year ago. For the thirty-nine week period, earnings from continuing operations were $22.4 million compared to $11.4 million last year. The increase in earnings from continuing operations was primarily the result of increased gross profit and increased interest income, partially offset by an increase in SG&A expenses.

Liquidity and Capital Resources

Working capital excluding assets of discontinued operations was $455.9 million, an increase of $194.6 million, or 74.5%, since April 1, 2000. The increase was primarily due to the proceeds from the sale of K*TEC Electronics and certain redistribution assets, combined with growth in accounts receivable in relation to sales, partially offset by growth in other accrued liabilities.

Included in the Company's working capital at December 30, 2000 are temporary investments of $228.7 million, an increase of $123.6 million since April 1, 2000, which was primarily due to proceeds from the sale of K*TEC Electronics and certain redistribution assets, partially offset by funding sales growth and accounts receivable. The Company's investment strategy is low-risk and short-term, keeping the funds readily available to meet capital requirements as they arise in the normal course of business. At December 30, 2000, funds were invested in institutional money market funds, which are compatible with the Company's stated investment strategy. On January 26, 2001, subsequent to the end of the third quarter of fiscal 2001, the Company received cash of $51.1 million in payment of the senior secured note and accrued interest related to the sale of K*TEC Electronics.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  10.1  -  Consulting Agreement dated effective April 1, 2001 by and between Morrie K. Abramson and Kent
                           Electronics Corporation.

                  10.2  -  Amended and Restated 1998 Stock Option Plan.

                  10.3  -  Amended and Restated 1999 Stock Option Plan.

                  10.4  -  2001 Stock Option Plan.

                  11    -  Computation of Earnings Per Share.

         (b)      Reports on Form 8-K:

                  (i) The Company filed a Current Report on Form 8-K/A dated December 20, 2000 reporting under "Item 7. Financial Statements and Exhibits" the pro forma financial information omitted from the current report on Form 8-K filed on October 10, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KENT ELECTRONICS CORPORATION
                                          -------------------------------------
                                                      (Registrant)



Date:      February 13, 2001                By: /s/ Larry D. Olson
       -----------------------------           --------------------------------
                                               Larry D. Olson
                                               Chief Executive Officer,
                                               President and Director
                                               (Principal Executive Officer)




Date:      February 13, 2001                By: /s/ Stephen J. Chapko
       -----------------------------           --------------------------------
                                               Stephen J. Chapko
                                               Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Secretary (Principal Financial
                                               Officer)




Date:      February 13, 2001                By: /s/ David D. Johnson
       -----------------------------           --------------------------------
                                               David D. Johnson
                                               Vice President, Corporate
                                               Controller (Principal
                                               Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 10.1     -       Consulting Agreement dated effective April 1, 2001 by and
                  between Morrie K. Abramson and Kent Electronics Corporation.

 10.2     -       Amended and Restated 1998 Stock Option Plan.

 10.3     -       Amended and Restated 1999 Stock Option Plan.

 10.4     -       2001 Stock Option Plan.

 11       -       Computation of Earnings Per Share.